Form 10-K/A
period 2003-12-31
SOUTHERN STAR CENTRAL CORP
filed 2004-03-18
CIK 1260349

#

#

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(AMENDMENT NO. 1)

[ X

]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[

]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ____________________

Commission file number 333-110979

SOUTHERN STAR CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3712210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

599 Lexington Avenue, 25th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (646) 735-0500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No      X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).   Yes            No      X

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.  None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of March 5, 2004.

The undersigned registrant is filing this amended Annual Report for its fiscal year ended December 31, 2003 on Form 10-K because the html version of the Form 10-K, accepted for filing on March 18, 2004, does not appear on the SEC’s EDGAR website.  There is no change in the information in this Form 10-K/A from that contained in the previously filed Form 10-K.

TABLE OF CONTENTS

2003 FORM 10-K

SOUTHERN STAR CENTRAL CORP.

Page

Forward-Looking Statements

4

PART I

Item 1.

Business

5

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer

Purchases of Equity Securities

15

Item 6.

Selected Financial Data

17

Item 7.

Management’s Discussion and Analysis of Financial                                                                         Condition and Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 8.

Financial Statements and Supplementary Data

29

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial

Disclosure

29

Item 9A.

Controls and Procedures

29

PART III

Item 10.

Directors and Executive Officers of the Registrant

29

Item 11.

Executive Compensation

32

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

35

Item 13.

Certain Relationships and Related Transactions

35

Item 14.  Principal Accountant Fees and Services

35

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

36

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify some of the statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•

future utilization of pipeline capacity, which can depend on energy prices and the prices for natural gas available on the Company’s system, competition from other pipelines and alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, adequate supplies of natural gas, the construction or abandonment of natural gas customer facilities, weather conditions and other factors beyond the Company’s control;

•

operational risks and limitations of the Company’s pipeline system and of interconnected pipeline systems;

•

the ability to raise capital and fund capital expenditures in a cost-effective manner;

•

changes in federal, state or local laws and regulations to which the Company is subject, including allowed rates of return and related regulatory matters, and tax, environmental and employment laws and regulations;

•

the ability to manage costs;

•

the ability of the Company’s customers to pay for its services;

•

environmental liabilities that are not covered by an indemnity or insurance;

•

the ability to expand into new markets as well as the ability to maintain existing markets;

•

the ability to obtain governmental and regulatory approval of various expansion projects;

•

the cost and effects of legal and administrative proceedings;

•

the effect of accounting interpretations and changes in accounting policies;

•

adverse developments involving Southern Star Central Gas Pipeline, Inc.’s previous ultimate parent, The Williams Companies, Inc.;

•

restrictive covenants contained in various instruments applicable to the Company and its subsidiaries which may restrict the Company’s ability to pursue its business strategies;

•

changes in general economic, market or business conditions; and

•

economic repercussions from terrorist activities and the government’s response to such terrorist activities.

Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

PART I

Item 1.  Business

GENERAL

Southern Star Central Corp.

Southern Star Central Corp. (Southern Star) was organized and incorporated in the state of Delaware on September 11, 2002 as a wholly owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  On September 13, 2002, Southern Star entered into a purchase agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the purchase and sale of all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all the limited liability company membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The purchase price was $555.0 million, including $380.0 million in cash plus the assumption of $175.0 million in outstanding WGP-Central debt.  The transaction (the Acquisition) became effective November 16, 2002 (the Acquisition Date).   Southern Star has no operations other than its investment in WGP-Central and Western Frontier.  Effective December 9, 2002, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central).

Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Central is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. Southern Star also owns the development rights for the Western Frontier project, which could be developed in the future.

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a regulated natural gas pipeline system, including facilities for natural gas transmission and natural gas storage. The system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in the major metropolitan areas of Kansas City, Kansas; Wichita, Kansas; Topeka, Kansas; Lawrence, Kansas; St. Joseph, Missouri; Joplin, Missouri; Kansas City, Missouri; and Springfield, Missouri. Central’s natural gas pipeline system has a delivery capacity of approximately 2.3 billion cubic feet (Bcf) of natural gas per day and as of December 31, 2003, was composed of approximately 6,000 miles of various diameter pipe. Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf/day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2003, 94% of Southern Star’s operating revenues were obtained through monthly firm reservation charges and 6% through commodity charges, which are based on volumes actually transported.

At December 31, 2003, Central had transportation contracts with approximately 180 shippers. Central transports natural gas to approximately 596 delivery points, including regulated natural gas distribution companies, municipalities, power plants, interstate and intrastate pipelines and large and small industrial and commercial customers.  The majority of Central’s business is conducted under long-term contracts with various expiration dates ranging from one to 20 years.  At December 31, 2003, the average remaining contract life on a volume-weighted basis was approximately five years.

For the year ended December 31, 2003, approximately 85% of Southern Star’s total operating revenues were generated from long-term contracts with its top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy Company, a division of Southern Union Company (approximately 30%), and Kansas Gas Service Company, a division of Oneok, Inc. (approximately 28%), accounted for approximately 58% of operating revenues for the year ended December 31, 2003. Missouri Gas Energy Company sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. Kansas Gas Service Company sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years.  No other customer accounted for more than ten percent of the Company’s revenues in 2003.

As with all interstate natural gas pipelines, Central’s transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission (FERC) and, as such, rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.

Competition

Central competes primarily with other interstate pipelines in the transportation of natural gas, and natural gas competes with other forms of energy available to Central’s customers, including electricity, coal, and fuel oils.  The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of services.  Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas in the transportation and storage of natural gas.  One of these interstate pipelines became an affiliated company with one of Central’s largest customers during 2003.

Pipeline Operations

Central currently has 41 compressor stations with a certificated horsepower of approximately 224,000 horsepower. Twenty-eight of Central’s compressor stations are controlled remotely by its Supervisory, Control and Data Acquisition (SCADA) and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center, located in Owensboro, Kentucky, remotely controls the operation of the automated engines at the compressor stations.

The system receives natural gas supplies from the major production areas of the Kansas Hugoton region, Oklahoma producing region, Wyoming Rocky Mountain region and Texas panhandle producing region.   The Kansas Hugoton region is a mature basin with substantial reserves.  The Company expects that gradual production declines in this area will be offset by attracting new supplies from other regions, particularly the Rocky Mountain region.  The Rocky Mountain region has substantial potential for future drilling and production.  Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, generally operates at full capacity.  The Company believes that its strategic location will continue to provide access to abundant natural gas supplies in the future.

The system has 31 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins. Of the 31 interconnects, 13 are delivery points; 12 are receipt points; and six are bi-directional (both receipt and delivery) points. The large number and geographic diversity of interconnects provide Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect. These interconnects allow the interaction of Central’s system with a substantial portion of the midwestern natural gas market, as well as access to major domestic pricing hubs.

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

Trillion British thermal units (TBtu) per day

Transportation Volumes:
	2003	2002	2001
Market area	0.5	0.6	0.6
Production area	0.3	0.3	0.3
Production market interface	0.5	0.5	0.5

 This compares to Central’s average daily firm reserved capacity indicated below:

TBtu per day

Reserved Capacity:
	2003	2002	2001
Market area	1.9	1.8	1.8
Production area	0.4	0.5	0.5
Production market interface	0.9	0.8	0.8

In addition, Central’s firm storage deliverability capacity has been 1.2 TBtu/day for each of these three years. Central has had a consistent business relationship with its large local distribution company customers, including Missouri Gas Energy, Kansas Gas Service, Oklahoma Natural Gas, Aquila, Atmos Energy and City Utilities of Springfield.

Storage Operations

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf/day.

Central’s storage services are a key component of its service offerings. During peak demand days, approximately 50% of the firm natural gas delivered to customers is supplied from Central’s storage fields. Central’s customers generally inject natural gas into storage in warm months, when natural gas demand is often lower, and withdraw natural gas during colder, peak demand months. Storage also provides flexibility to manage weather sensitive loads, such as residential heating, with no disruption in service. Storage capacity enables the pipeline to operate more uniformly and efficiently throughout the year by balancing daily receipts and deliveries.

Services

Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy their weather sensitive needs. On peak days, these customers rely on the storage component of this service to satisfy up to two-thirds of their natural gas supply needs. This service accounted for approximately 66% of Central’s 2003 operating revenues, and as of December 31, 2003, accounted for approximately 76% of its firm market area capacity, 43% of its firm production area capacity and 87% of its firm storage deliverability.

Transportation. Central offers both firm and interruptible transportation service. Central transports natural gas from a receipt point to a delivery point and provides the related administrative functions, such as contracting, scheduling, billing and measuring and allocating natural gas flow into and out of the pipeline, principally on behalf of local natural gas distribution companies, power generators, industrials, marketers and producers. This service accounted for approximately 32% of Southern Star’s 2003 operating revenues, and as of December 31, 2003, comprised approximately 24% of Central’s firm market area capacity and 57% of its firm production area capacity.

Storage. Central provides both firm and interruptible storage service. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system working gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 87% of the firm storage deliverability). The stand alone firm storage service (approximately 13% of firm storage deliverability) accounted for approximately 1% of the Company’s operating revenues for the year ended December 31, 2003.

Park and Loan. This is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to store delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. This service accounted for approximately 1% of the Company’s operating revenues for the year ended December 31, 2003.

Pooling. Central’s pooling service allows customers to aggregate natural gas from many receipt points into a pool before selling the natural gas into the market and provides them with access to natural gas at competitive prices. This is a service offered by interstate pipelines to eligible customers at no additional charge over regular applicable rates. Central’s ability to provide this service from multiple supply regions distinguishes its pooling service, providing it with a competitive advantage.

Seasonality

Substantially all of Central’s operating revenues are generated from the collection of fixed monthly reservation fees for transportation and/or storage services.  As a result, fluctuations in natural gas prices and actual volumes transported and stored have a limited impact on Central’s operating revenues.  Since the fixed monthly reservation fees are generally consistent from month to month, Central’s operating revenues do not fluctuate materially from season to season.

Generally, construction and maintenance on Central’s pipeline occurs during the summer months when volume throughput is usually lower than during the winter heating season.  As such, operating and maintenance expenses are generally higher in the second and third quarters and the majority of Central’s capital expenditures are incurred during this time.

Regulation

FERC Regulation. The siting of Central’s pipeline system and its transportation of natural gas in interstate commerce for its customers is subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and/or the Natural Gas Policy Act of 1978 (NGPA). Central holds certificates of public convenience and necessity issued by the FERC authorizing Central to own and operate all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act, and approving Central’s rights-of-way. The pipeline’s tariff — a compilation of the pipeline’s rules, and operating and commercial practices which is binding on the pipeline and its customers — is a regulatory document and cannot be modified without public notice and FERC approval.

Central’s rates and charges for services in interstate commerce are subject to regulation by the FERC. FERC regulations and Central’s FERC approved tariff allow it to establish and collect rates designed to give it an opportunity to recover all actually and prudently incurred operations and maintenance costs of its pipeline system, taxes, interest, depreciation and amortization and a regulated equity return.

Generally, rates charged by interstate natural gas companies may not exceed the just and reasonable rates approved by the FERC. In addition, interstate natural gas companies are prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in their rates or terms and conditions of service. FERC regulations also generally prohibit Central from preventing shippers from freely assigning their capacity to other parties, provided that the assignee meets the credit rating standards imposed by Central’s FERC tariff and that the assignment is operationally feasible to accommodate.

Rates. Natural gas pipeline companies subject to FERC jurisdiction may from time to time propose revised rates for their services in formal proceedings conducted by the FERC. Pipeline customers, state regulatory commissions and others are permitted to participate in the FERC rate case proceeding. In FERC rate case proceedings, the pipeline’s total cost of service is determined and is then divided among the various quantities and classes of service offered by the pipeline, resulting in a maximum rate for each type of service that the pipeline offers. For bona fide commercial reasons, a pipeline may offer customers discounts from the maximum rate if such discounts will increase the overall volumes shipped by the pipeline. Central provides no-notice service to local natural gas utilities, pursuant to which the utilities have flexible scheduling rights. In most locations, other than the Kansas City and Wichita metropolitan areas previously discussed, there is presently no competitive alternative.  As a result, Central’s largest customers generally pay the maximum reservation rates for their firm service.

Although a pipeline is generally not required to make periodic rate case filings to adjust its rates, in some circumstances the FERC may have the right to compel a pipeline to make a general rate filing. As part of a rate case settlement approved by the FERC, a pipeline may agree to file or to abstain from filing a new rate case for some stated period of time. Central’s current rates were set by the FERC’s approval of a settlement agreement in 1999. Central is currently not required to make any general rate case filing with the FERC, but has the right to do so at any time. Central’s rates are therefore stable and not subject to change, except in the event of a voluntary filing by Central seeking new rates, or a FERC rate investigation, which is not pending or, to Central’s knowledge, threatened.

Upon initiation of a new rate filing, proposed rates are generally placed into effect subject to refund within six months.  Such a filing process would likely involve a period of approximately two or more years to determine final new rates, and there would be no assurance that Central’s proposal would be accepted by the FERC.

Central’s rates are categorized by area served, type of service and interruptibility. Central has divided its service territory into two discrete geographical areas for rate purposes: the production area and the market area. The production area is located generally in Wyoming, Colorado, Texas, Oklahoma and western Kansas. The market area is located generally in Missouri, Nebraska and eastern Kansas. Central’s rates are designed to create discrete transportation tariffs within the production area and the market area that are additive for the transportation of natural gas from the production area to the market area and vice versa. The FERC generally requires rates to reflect the distances that natural gas is transported, and Central’s separate, additive rates are designed to comply with this FERC requirement.

Recent FERC Regulatory Orders.   As a result of FERC Order 636, which required interstate natural gas pipelines to change the way they did business, Central has completed the reformation or termination of its natural gas supply contracts.  As of December 31, 2003, Central’s only remaining commitment related to this reformation was a cash payment of $2.0 million.  This payment was made in January 2004.

On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC stated that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate natural gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC’s negotiated rate policies and practices. Central has negotiated certain rates under the FERC’s existing negotiated rate program, and participated in comments filed in this proceeding by Williams in support of the FERC’s existing negotiated rate program.

On February 11, 2004, the FERC issued a final rule in Docket No. RM-03-8-000, requiring interstate natural gas pipelines to file quarterly financial information.  The quarterly report, FERC Form No. 3-Q, will include a comparative Balance Sheet, Statement of Income and Retained Earnings, Statement of Cash Flows, Statement of Accumulated Comprehensive Income and Hedging Activities and other selected financial information prepared in accordance with FERC accounting requirements.  The first quarter 2004 report is due July 9, 2004.  The new rule also shortened the time period interstate pipelines have for filing FERC Form No. 2, which is the annual filing of financial information.

The nature and degree of regulation of natural gas companies has changed significantly during the past 25 years, and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

Safety Regulations. Central is subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The Natural Gas Pipeline Safety Act requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans. Inspections and tests are performed at prescribed intervals to ensure the integrity of the pipeline system. These inspections, for example, include periodic corrosion surveys, testing of relief and over-pressure devices and periodic aerial inspections of the rights-of-way.

In 2002, the U.S. Congress enacted the Pipeline Safety Improvement Act, with final regulations implementing the Pipeline Safety Improvement Act issued in December 2003. The Pipeline Safety Improvement Act makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs include a baseline integrity assessment of each facility located in high consequence areas that must be completed within ten years of the enactment of the Pipeline Safety Improvement Act. The Pipeline Safety Improvement Act and regulations will impose increased costs associated with new pipeline inspection and pipeline integrity program requirements, but, based on current information, the Company does not expect these costs to have a material adverse effect upon its earnings. Southern Star’s capital expenditure program includes its estimated expenditures required to comply with the Pipeline Safety Improvement Act.

In 2002, the Kansas Corporation Commission enacted the Kansas Underground Porosity Gas Storage Regulations to establish natural gas storage regulations for porosity natural gas storage fields located in the state of Kansas. These regulations impose numerous requirements including a geologic and hydro-geologic evaluation of storage fields, monitoring and reporting requirements and periodic inspections and testing of wells. Seven of the eight storage fields Central operates are located in the state of Kansas. Central anticipates that these regulations will result in increased costs to operate its storage fields; however, based on current information, it does not expect the costs to have a material adverse effect upon earnings.  Southern Star’s capital expenditure program includes its estimated expenditures required to comply with these regulations.

The Company believes that costs incurred to comply with safety regulations are prudent costs incurred in the ordinary course of business and, as such, will be recoverable in rates.

Environmental Matters

Central is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals.

Central has an active program to identify and clean up contamination at its facilities and has either entered or plans to enter into consent orders with the EPA for voluntary cleanup of about 30 compressor sites. As of December 31, 2003, Central was aware of PCB and/or mercury contamination that requires remediation at 14 of Central’s compressor sites and 530 of its meter sites. To date, the contamination is generally limited to soils within the property boundaries of the sites. As of December 31, 2003, Central estimated that the remaining cost for clean-up of known contaminated facilities is approximately $6.8 million, to be incurred over the next five to six years. Central currently plans to spend approximately $1.3 million annually to remediate the PCB/mercury contamination. Central recovers approximately the same amount in its current rates each year. Central has also obtained environmental insurance, which provides an aggregate $25.0 million in coverage (subject to certain exclusions, limits and deductibles) for certain cleanup and remediation obligations. The policy covers, among other things, up to $10.0 million for costs incurred above the estimated cleanup cost of $8.6 million at the inception of the policy for PCB contamination at 14 compressor stations for a period of five years ending November 15, 2007.

Central may be responsible for environmental clean-up and other costs at sites that it formerly or currently owns or operates and at third-party waste disposal sites. Central cannot predict with certainty the amount or timing of future expenditures related to environmental matters because of the difficulty of estimating clean-up costs at sites not yet identified. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Environmental regulations may also require Central to install pollution control equipment at, or perform environmental remediation on, its facilities.

Historically, with respect to any capital expenditures required to meet applicable standards and regulations, the FERC has granted the requisite rate relief so that, for the most part, such expenditures and a return thereon have been allowed to be recovered. Central has no reason to believe the FERC will change that position. Central believes that compliance with applicable environmental requirements is not likely to have a material adverse effect upon its financial condition or results of operations.

Recent Expansion Projects

Central generally undertakes expansion projects only when it has firm commitments from customers that Central believes will provide revenues sufficient for Central to earn its regulated allowed return on investment. These customer commitments may take the form of actual reimbursement to Central for the cost of the project or long-term firm capacity contracts for increased transportation or storage.  The following is a summary of notable expansion projects for the past year:

Northern Natural. Northern Natural installed the majority of these facilities and Central provided the tap on its line. The facilities are designed to flow at a rate of 60,000 MMBtu/day and became operational in January 2003. This was a significant new supply interconnect on Central’s Hugoton line in Kiowa County, Kansas.

KCPL Gardner. Kansas City Power and Light (KCPL) constructed 320 MW of peaking capacity near Gardner, Kansas. KCPL built the lateral to Central’s system and Central built the new meter station and associated interconnect facilities. The Gardner interconnect, placed in service in March 2003, has the advantage of providing incremental summer peaking throughput, thus improving the overall usage profile of the system. Incremental revenue is limited to commodity revenue via seasonal transportation or released firm capacity. The cost of the meter station and related interconnect facilities was fully reimbursed by KCPL.

BP Energy. BP Energy and Central entered into agreements for firm transportation service from the Echo Springs plant in Wyoming to Questar’s Skull Creek delivery point in Wyoming. Minimal facility costs were required to implement this transaction and were fully reimbursed by BP Energy.  Service began in May 2003.

Southwest Missouri. The Southwest Missouri expansion consists of 15.7 miles of 20-inch pipe and modifications at the Saginaw compressor station. The in-service date is currently projected for second quarter of 2004. The project’s original anticipated in-service date of mid-2003 has been extended due to delays associated with certain regulatory approvals and a construction delay related to a river crossing.  The Company has received FERC approval for the construction extension.  Upon completion of the river crossing, Central expects to receive all associated regulatory authorization for this project from the FERC. The capital cost of the project is projected to be $10.8 million, and the annual revenue increase is projected to be $2.5 million in year one, increasing to $3.1 million by year 15. Empire District Electric has contracted for an additional firm contract of 28,800 MMBtu/day for its State Line Power Plant and an additional 35,000 MMBtu/day for its LaRussell Energy Center. Kansas Gas Service has subscribed for an additional firm contract of 3,000 MMBtu/day in the open season.  As of December 31, 2003, Central had spent $8.6 million for this project.

Potential Expansion Projects

Cheyenne Plains Interconnect. El Paso Corporation has requested a new interconnect with Central’s system. This proposed receipt facility would be capable of delivering to Central up to 400,000 MMBtu/day of Rocky Mountain natural gas supplies from the developing reserves in that region. El Paso has filed with the FERC for authority to construct this greenfield project, known as “Cheyenne Plains.”  On October 22, 2003, FERC issued a Preliminary Order on Non-Environmental Determination Issues, which preliminarily authorizes construction and operation of Cheyenne Plains, subject to final environmental review.  If completed, Central expects that the Cheyenne Plains project would transport up to a total of 560,000 MMBtu/day from the Rockies to the mid-continent region beginning in 2005 and up to 730,000 MMBtu/day in 2006.

Western Frontier Pipeline. Western Frontier was formed in connection with a proposed greenfield development project to move natural gas supplies from the Rocky Mountain region to Central’s system in Kansas and Oklahoma. Western Frontier was designed to receive up to 540,000 MMBtu/day from the Cheyenne hub and Wattenburg processing plant. The 30” pipeline project would extend 340 miles from the Cheyenne hub to Central’s existing system at its Kansas Hugoton compressor station, then extend another 60 miles to a second connection to the system on the Straight Blackwell line in Beaver County, Oklahoma. The FERC certificate filing for this project was withdrawn in 2002. The Company is currently evaluating market interest in developing additional infrastructure to move natural gas to or from the Cheyenne hub area.

Insurance

Central maintains insurance coverage for its pipeline system in such amounts and covering such risks as is typically carried by companies engaged in similar businesses and owning similar properties in the same general areas in which it operates. Central’s insurance program includes general liability insurance, auto insurance, workers’ compensation insurance, non-owned aviation insurance, environmental insurance, all-risk property and business interruption insurance, terrorism insurance,  and excess liability insurance.

Employees

As of December 31, 2003, the Company had 445 employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union, covering approximately 200 field employees. This agreement was due to expire by its terms on July 15, 2003, but has been extended until July 16, 2004. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years. Southern Star believes that the relationship between Central and the Union is positive. The Company provides competitive benefits including medical, retiree medical, 401(k) and pension benefits for all employees.

Item 2.  Properties

Ownership of Property

Central’s pipeline system includes approximately 6,000 miles of various diameter pipe,  eight storage fields and 41 compressor stations.  The system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned in fee by others. Most of these easements and rights-of-way are perpetual in nature and any term leases are perpetual as long as annual revenue payments are made. Central’s compressor stations with appurtenant facilities are located in whole or in part upon lands owned by Central in fee, or held under the same type of term lease as described above, pursuant to permits issued or approved by public authorities, or pursuant to perpetual easements granted by private landowners. Central’s pipeline, storage and compressor facilities are all subject to FERC certificates, the issuance of which provides Central with eminent domain rights to occupy its right-of-way for certain pipeline-related purposes.

The “Little Mo” system is a facility originally constructed pursuant to Section 311 of the NGPA. This system consists of approximately 200 miles of 8-inch pipeline extending from Jackson County, Missouri to St. Charles County, Missouri, near St. Louis, and includes three compressor stations. Since this system was built originally under Section 311 of the NGPA, it was not required to be certificated under the NGA, as amended, 15 U.S.C. §717 et seq., and the regulations and orders thereunder.  These facilities are not for the purpose of locally distributing natural gas to retail customers and therefore do not subject Central to the Public Utility Holding Company Act of 1935.  On September 12, 2003, Central filed an application with the FERC in Docket No. CP03-352, requesting authority to convert the status of these facilities from “311” facilities to facilities governed by Section 7 of the NGA, consistent with the remainder of its system.  An order granting the certificate under Section 7 of the NGA was issued on February 18, 2004.  As a result of this order, Central now has the federal right of eminent domain with respect to these facilities.

Central’s pipeline headquarters is located in Owensboro, Kentucky.  Central currently leases office space pursuant to an arrangement that is set to expire on October 31, 2004.  The current annual rent is approximately $1.1 million.  Upon the expiration of the current lease, the Company will lease a new headquarters building in Owensboro, Kentucky, for which construction began in the fourth quarter of 2003.  The project is expected to cost approximately $9.0 million including the cost of furnishing the facility.  The project is being financed through the Owensboro-Daviess County Industrial Authority with the issuance of economic development bonds.  In February 2004, Central entered into a capital lease for the use of the facilities for a term of 20 years, after which ownership of the facilities will transfer to Central for a nominal fee.

Central also has leases covering office space located in Lenexa, Kansas; Hesston, Kansas; Independence, Kansas; Bartlesville, Oklahoma; Tulsa, Oklahoma; and Woodward, Oklahoma. These leases are not for substantial space and have an aggregate annual rent of approximately $0.2 million.

Item 3.  Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998 Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Gynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  Following the completion of that discovery, and in coordination with other defendants, Central intends to move to dismiss Grynberg’s qui tam claims on the grounds that he is not the original source of the allegations.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiff seeks unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserves the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The issue of certification is due to be fully briefed by August 16, 2004, with oral argument to follow on September 17, 2004.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiff seeks unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserves the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The issue of certification is due to be fully briefed by August 16, 2004, with oral argument to follow on September 17, 2004.

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by KCPL against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million. On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim.

The settlement amount in excess of a $2.0 million deductible that was applicable to Central and another Williams’ entity, also named as a defendant, is covered under Williams’ excess-liability insurance policies.  Pursuant to the purchase agreement between Williams and Southern Star, Williams agreed to pursue claims under such excess-liability insurance policies and to pay Southern Star the amount of any recovery it receives.  The Company expects its ultimate share of legal fees and/or settlement costs to be approximately $1.4 million, of which approximately $0.8 million had been paid through December 31, 2003 and the remainder had been accrued as an adjustment to the purchase price paid by Southern Star in the Acquisition.

In connection with the purchase of Central from Williams, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Kansas Litigation. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements and to cooperate in general with Central in the preparation of its defense.

Southern Star is subject to claims and legal actions in the normal course of business in addition to those disclosed above. While no assurances can be given, Southern Star believes, based on advice of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers and other indemnification arrangements, that the ultimate resolution of these matters will not have a material adverse effect upon its future financial position, results of operations or cash flow requirements. Costs incurred to date of defending Central’s pending cases have not been material.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

On January 21, 2003, Southern Star authorized and issued 500 shares of Series A Preferred Stock to an accredited investor for $50.0 million in cash.  Southern Star used the proceeds to repurchase 22.22 shares of its common stock owned by Highstar.  The Series A Preferred Stock is not registered under the Securities Act of 1933, as amended (the Securities Act), and was sold in a transaction exempt from registration pursuant to Regulation D of the Securities Act.

Simultaneously with the issuance of its Series A Preferred Stock, Southern Star issued a warrant to the purchaser of the Series A Preferred Stock.  The warrant was initially exercisable for two shares of Southern Star’s common stock, but was subsequently amended to represent two percent (2%) of Southern Star’s then outstanding common stock, or approximately 1.587 shares.  The warrant was exercised in August 2003 in accordance with its terms.  As of December 31, 2003, there were two holders of Southern Star’s common stock, Highstar and the holder of the Series A Preferred Stock.  There is no established trading market for Southern Star’s common stock.

Prior to the exercise of the warrant, a dividend was declared on July 31, 2003 to Highstar, the sole holder of record of common stock as of that date.  The $50.0 million dividend was divided into multiple payments; the first payment of $25.0 million was paid in the third quarter of 2003, and a second payment of $12.5 million was made in January 2004.  The remainder of the dividend is payable quarterly and may be in any amount allowable in accordance with the restricted payment conditions set forth in the Indenture and certain other conditions.

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the Senior Notes).  Southern Star sold the Senior Notes for cash to an initial purchaser in a transaction exempt from registration pursuant to Regulation D of the Securities Act.  The proceeds were used to repay in full the balance of a bridge loan used to finance the Acquisition of Central and certain other expenses.  Subsequently, the initial purchaser sold the Senior Notes to qualified institutional buyers (as defined in the rules promulgated under the Securities Act) in transactions exempt from registration pursuant to Rule 144A and Regulation S of the Securities Act.  On December 5, 2003, Southern Star filed a registration statement with the Securities and Exchange Commission to register notes substantially similar to the Senior Notes (the New Notes).  On January 9, 2004, the registration statement was declared effective.  The New Notes were offered in exchange for the Senior Notes.  All Senior Notes were exchanged for the New Notes.

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

Southern Star was formed on September 11, 2002 but undertook no financial activity until the Acquisition became effective on November 16, 2002.  Therefore, statements of operations and cash flows for periods ending prior to November 16, 2002 reflect the operations of WGP-Central, the predecessor entity.  Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries
Selected Historical Financial Data

	Southern Star		Predecessor
	Year Ended December 31,	For the Period November 16 through December 31,	For the Period January 1 through November 15,	Years Ended December 31,
	2003	2002	2002	2001	2000	1999
	(In thousands)		(In thousands)
Income Statement Data:
Operating Revenues	$158,598	$20,454	$139,504	$158,824	$162,819	$224,743
Operating Costs and Expenses:
Operations and maintenance	34,398	3,622	30,349	36,633	41,611	93,089
Administrative and general	40,989	3,775	35,304	37,481	43,642	44,614
Depreciation and amortization	29,279	3,758	28,408	32,492	31,908	30,830
Taxes, other than income taxes	10,994	1,196	8,279	9,820	11,431	10,506
Total Operating Costs
and Expenses	115,660	12,351	102,340	116,426	128,592	179,039
Operating Income	42,938	8,103	37,164	42,398	34,227	45,704
Interest Charges (Income):
Interest expense	42,396	3,727	11,710	13,502	11,153	16,469
Interest income	(705)	(204)	(1,011)	(1,814)	(3,577)	(855)
(Gain) Loss on Sale of Assets	-	-	5	(3)	(2,939)	(78)
Miscellaneous Other (Income)
Expense, Net	(3,392)	3,303	2,382	(3,876)	(1,178)	(1,024)
Income Before Income Taxes	4,639	1,277	24,078	34,589	30,768	31,192
Provision for Income Taxes	4,804	535	13,383	13,761	12,210	12,582
Net Income (Loss)	$(165)	$742	$10,695	$20,828	$18,558	$18,610

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$65,887	$42,408	$9,800	$26	$133	$(4,578)
Net Property, Plant & Equipment	514,149	523,367	620,634	640,485	596,332	575,190
All Other Assets	167,603	157,465	93,618	184,476	216,721	206,812
Total Assets	$747,639	$723,240	$724,052	$824,987	$813,186	$777,424

Capitalization:
Bridge Loan	$-	$200,000	$-	$-	$-	$-
Total Long-Term Debt, Net of Current
Portion	404,740	174,664	174,654	174,592	174,526	174,464
Manditorily Redeemable Preferred Stock	48,265	-	-	-	-	-
Common Stockholder’s Equity	141,259	225,742	449,248	347,079	326,251	307,656
Total Capitalization	$594,264	$600,406	$623,902	$521,671	$500,777	$482,120

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Southern Star Central Corp.’s financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto included elsewhere in this report. Comparisons to prior periods have been made for discussion purposes; however, all periods prior to November 16, 2002 discussed below reflect the financial condition and results of operations for Williams Gas Pipelines Central, Inc. (WGP-Central), the predecessor entity, which are not comparable to the post-acquisition periods presented for the Company. Major differences are noted in the discussions below.

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

General

The Acquisition

On September 13, 2002, Southern Star entered into a purchase and sale agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the Acquisition (the Acquisition) of all of the capital stock of WGP-Central and all of the membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier). The sale became effective on November 16, 2002. Prior to that date, WGP-Central was wholly owned by Williams. Effective December 9, 2002, WGP-Central changed its name to Southern Star Central Gas Pipeline, Inc. (Central).  Western Frontier was formed by Williams for potential development of a natural gas pipeline in the Rocky Mountain region; development of that project was suspended by Williams in June 2002. As of December 31, 2003, Central and Western Frontier were the only wholly-owned subsidiaries of Southern Star.

The Business

Southern Star Central Corp. is the parent company of Central, its only operating subsidiary and the sole source of its operating revenues and cash flows.  Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest.  Its primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts.  However, short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at December 31, 2003 was approximately five years.

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant.  As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services.  Expansion of its pipeline system or provision of new services requires authorization from the FERC.  Central’s risks of declining profits or cash flows are primarily related to its ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and its ability to prudently manage its costs.

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition.  Central’s access to multiple sources of natural gas supply and its unique storage capabilities within its major market areas are strengths that aid in limiting its downside risks.  The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

Management believes that Central’s historical financial results are indicative of future expectations, as it expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  Significant growth in profits or cash flows would require expansion of the pipeline, the addition of new services, or an increase in rates, any of which would likely require approval from the FERC.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.

Business Strategy

The principal elements of Southern Star’s business strategy are to:

Maintain Safe and Reliable Operations with a High Degree of Customer Satisfaction. The Company intends to continue to operate its transportation and storage facilities in a safe manner for its communities, customers, employees and the environment. Central believes its record of long-term customer relationships and contract extensions is due in part to its safe, reliable and flexible transportation and storage services.

Continue to Efficiently Operate and Control Costs of Its Existing Operations. Southern Star believes it can generate additional revenue and operating income by increasing and optimizing throughput on its existing pipeline system. Because of its relatively low variable costs of operation, increasing revenues generally leads directly to increased cash flow and improved margins. The Company intends to control its costs by focusing a portion of its capital expenditures on maintaining and enhancing pipeline safety and security, operational efficiency and overall performance.

Strategically Expand Its Natural Gas Transportation and Storage Infrastructure. Southern Star believes that the demand for natural gas in its region will continue to increase due to the growing use of natural gas as a fuel for power generation facilities in response to environmental concerns. The Company also believes demand growth will support future expansions of its system’s capacity. Southern Star intends to capitalize on its existing infrastructure, market position and customer relationships in order to expand operations to meet the increased demand for natural gas transportation and storage services, while maintaining access to substantial sources of natural gas supply. The Company has expanded, and will continue to expand, its infrastructure on the basis of long-term firm commitments from customers for the additional capacity or with customer commitments for financial reimbursements for improvements to existing facilities.

The Transition

Prior to the Acquisition, Central shared management, employees, office facilities and information systems with one or more Williams affiliates. Most general and administrative services and functions, such as human resources, accounting, legal and information technology services, and most senior management functions were performed by other Williams affiliates. In connection with the Acquisition, Central became a stand-alone organization, increasing its employee base by approximately 100 general, administrative and management personnel to replace the services described above. In conjunction with the Acquisition, Southern Star and Williams entered into an agreement to provide for the transition of the previously shared services and functions from Williams to the new Central organization. The transition of these services and functions was completed on schedule in May 2003.

In connection with the transition of Central to a stand-alone entity, Southern Star entered into a Management Services Agreement, dated as of November 20, 2002, with Energy Worx, Inc. (Energy Worx), which is a wholly-owned subsidiary of Southern Union Company. Pursuant to this agreement, Energy Worx agreed to provide certain services for Central, including assistance with the day-to-day management and operations of the pipeline during the transition period. On May 12, 2003, this agreement was terminated. It was determined that such external managerial assistance was not necessary for future operations given the experience and abilities of Central’s management team, and thus no similar arrangement was pursued.

At the time of the Acquisition, Southern Star also entered into an agreement with Williams to accommodate the migration of Central’s information systems from Williams’ operating environment to Central’s operating environment. The migration was complete at December 31, 2003.

Central has incurred approximately $3.7 million of non-recurring general and administrative expenses and approximately $3.7 million of capital expenditures in 2003 in connection with the transition and migration to a stand-alone entity. The capital expenditures relate to the purchase and implementation of new computer hardware and software licenses. Central expects that the on-going cost of operating these systems and services as a stand-alone entity will be less than or consistent with the costs and expenses for such systems and services as allocated to Central by Williams prior to the Acquisition. In addition to these non-recurring costs, the most significant impacts of the Acquisition by Southern Star on Central’s results of operations have been increased property and liability insurance premiums and increased property taxes. These increases have been largely offset by the elimination of overhead cost allocations by Williams and other benefits of operating Central as a stand-alone entity.

Basis of Presentation and Acquisition Accounting

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by SFAS No. 141, “Business Combinations.” A purchase price allocation has been made, based on information gathered about the fair value of assets and liabilities acquired, including external evaluations, and is reflected in the accompanying financial statements.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equal fair value.  The Acquisition purchase price of $380.0 million, net of $175.0 million debt acquired, and $7.2 million in related Acquisition costs exceeded the net book value of Central’s historical assets and liabilities at the Acquisition date by approximately $35.9 million, which has been classified as goodwill and is not amortized, but is subject to an annual impairment test, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”   The purchase price allocation was completed in the fourth quarter of 2003.

The Acquisition was treated as a Section 338(h)(10) election under the Internal Revenue Code, whereby a new cost basis for Central’s assets was established for income tax purposes. Pursuant to this election, all of Central’s deferred tax balances were eliminated at the Acquisition date.

Pursuant to the purchase and sale agreement, Williams retained certain assets and liabilities consisting primarily of accrued taxes and employee benefit liabilities. Central assumed certain employee benefit liabilities related to Williams employees who transferred to Central as a result of the sale. The accompanying Balance Sheets for the Company include those adjustments.

In connection with its purchase of Central in 1983, Williams paid a purchase amount that exceeded Central’s historical net book value. This excess was allocated to Central’s property, plant and equipment and, prior to the Acquisition, was being amortized at the rate of approximately $4.3 million per year.

Critical Accounting Policies

Accounting for the Effects of Regulation

Like all natural gas pipeline operators, Central is subject to regulation by the FERC. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Central has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

Revenues Subject to Refund

The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense, and (iii) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.

Central was not an applicant or proponent in any pending general rate proceedings at the FERC as of December 31, 2003 and is under no current obligation by the FERC or its customers to file for present or future general rate changes. Because Central was not involved in any rate case proceedings at the FERC as of December 31, 2003, Central had no potential rate refunds accrued as of that date.

Critical Accounting Estimates

Management establishes reserves for estimated loss contingencies when assessments determine that a loss is probable and the amount of the loss can be reasonably estimated. Adjustments to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or estimation of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome. Should the outcome differ from the assumptions and estimates, revisions to estimated reserves for contingent liabilities would be required.

Management also estimates its accruals for certain general and administrative expenses, primarily employee benefit costs and unbilled professional fees.  The estimates are based on historical experience, management’s assumptions about current period activities, and other information gathered within an accounting period.  Actual results could differ from those estimated.  Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued.  See the accompanying Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies and methods that may include estimates.

Other

Please refer to the accompanying Notes to Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented reflect the operations of Central, the only operating subsidiary of Southern Star. All periods include the application of purchase accounting. The year 2001 and the period January 1, 2002 through November 15, 2002 reflects the impact of the 1983 Acquisition by Williams as discussed above while periods subsequent to that date reflect the Acquisition by Southern Star. Therefore, the periods are not comparable.  However, for the purpose of comparing operations for the years 2003, 2002, and 2001, the pre-acquisition and post-acquisition periods in 2002 have been combined in the discussions below.

	Twelve Months Ended December 31, 2003	Combined Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
		(In thousands)

Operating revenues	$158,598	$159,958	$158,824
Operations and maintenance	34,398	33,971	36,633
Administrative and general	40,989	39,079	37,481
Depreciation and amortization	29,279	32,166	32,492
Taxes, other than income taxes	10,994	9,475	9,820
Operating income	42,938	45,267	42,398

Other (Income) Deductions:
Interest expense	42,396	15,437	13,502
Other (income) deductions, net	(4,097)	4,475	(5,693)
Total Other Deductions	38,299	19,912	7,809
Income before income taxes	4,639	25,355	34,589
Provision for income taxes	4,804	13,918	13,761
Net Income (Loss)	$(165)	$11,437	$20,828

Comparison of the Twelve Months Ended December 31, 2003 and 2002

Operating revenues were $158.6 million for the twelve months ended December 31, 2003, a $1.4 million decrease, or 1.0%, from the prior year, primarily due to $0.9 million lower storage revenues in the current year. Storage revenues were lower during the first quarter of 2003 due to lower inventories in storage resulting from higher natural gas prices and a colder winter as compared to the same period in 2002.

Operations and maintenance expenses for 2003 increased by $0.4 million, or 1.3%, from $34.0 million for the prior year, principally due to $0.2 million of obsolete inventory that was charged to expense in the fourth quarter of 2003.

Administrative and general expenses were $41.0 million and $39.1 million, for the years ended December 31, 2003 and 2002, respectively, an increase of 4.9%. The increase is primarily attributable to a $3.1 million increase in 2003 property and liability insurance premiums  and $3.7 million of non-recurring costs related to the transition from Williams. These increases were partially offset by decreases due to the elimination of Williams’ overheads and allocated charges at November 15, 2002.

Depreciation expense was $2.9 million lower in 2003 as compared to $32.2 million in 2002, a decrease of 9.0%. The decrease is primarily attributable to Williams’ excess cost amortization in 2002 of $3.8 million. Southern Star’s excess cost was classified as goodwill in 2003 and is not being amortized.

Taxes other than income taxes increased by $1.5 million, or 16%, to $11.0 million for the twelve months ended December 31, 2003. The increase is mainly the result of increases in state property tax assessments after giving effect to the Acquisition.

Interest expense was $42.4 million for the year ended December 31, 2003 as compared to $15.4 million for 2002. This $27.0 million increase is attributable to $12.8 million in interest charges on Southern Star debt issued to finance the Acquisition; $6.0 million of related debt issuance cost amortization; $7.0 million for dividends and other costs associated with Southern Star’s preferred stock issued in January 2003; and $1.0 million in interest charges on Central’s bank term loan entered into in August 2003. See below and Note 5 to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income was $3.4 million in 2003 compared to $5.7 million of miscellaneous expense in the prior year.  In June 2002, Williams suspended Central’s Western Frontier business development project and recognized as expense $7.6 million of associated costs.  In 2002, Central recorded a $4.2 million favorable adjustment of its reserve for the Kansas Ad Valorem Tax Reimbursement.  Also in 2002, Southern Star recorded a $3.3 million reserve for loss on an abandoned business development project.  In 2003, Southern Star reached a $2.9 million favorable settlement with a third party on that project, which partially offset the reserve recorded in 2002.

Income tax expenses were $4.8 million for the twelve months ended December 31, 2003, a decrease of $9.1 million from 2002. For 2003, $7.0 million of dividends and other costs associated with Southern Star’s preferred stock were not tax deductible.  In the second quarter of 2002, Central recorded deferred tax expenses of $3.9 million related to a Williams prior year audit adjustment. Excluding the above adjustments, the Company’s effective tax rate for the current year period is 41.2% as compared to 39.5% in the prior period.

Comparison of the Twelve Months Ended December 31, 2002 and 2001

Operating revenues for 2002 increased by $1.1 million, or less than 1%, from $158.8 million for 2001, primarily due to increased storage revenues in 2002 as a result of higher storage inventory resulting from warmer weather. The increase in revenues was partially offset by lower surcharges flowing through to customers. The FERC allows recovery of certain costs from customers via surcharges; the costs are recorded in administrative and general expenses while the surcharges recovered are recorded in revenues, resulting in no impact on net income.

Operations and maintenance expenses in 2002 decreased by $2.7 million, or 7.3%, from $36.6 million for the prior year, principally due to lower natural gas volumes lost in the Webb storage field and maintenance projects and expenses that were planned for 2002, but were delayed or canceled due to Williams’ spending cuts. Williams significantly reduced spending by all of its subsidiaries in 2002 as a result of cash and credit constraints. These expenses are partially offset by a 2001 credit for insurance proceeds on environmental costs related to a regulatory settlement.

Administrative and general expenses in 2002 increased by $1.6 million, or 4.3%, from $37.5 million for the prior year, generally due to $0.9 million in higher property and liability insurance premiums, a 2001 credit of $0.6 million for partial proceeds from an insurance settlement related to natural gas losses in the Elk City storage field and a $1.2 million adjustment to reduce bad debt reserves. These increases were partially offset by $0.6 million lower 2002 expenses related to the surcharges discussed above.

Miscellaneous other expenses in 2002 were $5.7 million, compared to $3.9 million of miscellaneous other income for the prior year. Included in 2002 miscellaneous other expenses is a $7.6 million charge for the termination of the Western Frontier project, and a $3.3 million reserve for costs related to the suspension of work on another business development project, partially offset by a $4.2 million favorable adjustment to Central’s reserve for settlement of the Kansas Ad Valorem Tax Reimbursement related to settlements with certain parties, as discussed in Note 7 of the accompanying Notes to Consolidated Financial Statements. The Western Frontier project was terminated in June 2002. The other business development project was for connection of service with a power plant in Oklahoma. Central was notified in November 2002 of the customer’s intent to revisit the terms of the project. Central negotiated an acceptable termination of the project and settlement of costs incurred to date in 2003. Miscellaneous income of $2.3 million was recorded in 2001 related to the Elk City storage field insurance settlement described above.

Interest income in 2002 decreased by $0.6 million, or 33.0%, from $1.8 million for the prior year. Prior to the November 2002 Acquisition, Central was included in Williams cash management program, whereby Central’s cash was advanced to Williams and repaid as needed to fund operations. Central advanced less cash to Williams in 2002 compared to the prior year, and 2002 includes only 10.5 months of interest earnings on cash advances to Williams, since the full balance of the advances was dividended to Williams at the date of the Acquisition by Southern Star.

Income taxes increased by $0.1 million from $13.8 million for the prior year. Income tax adjustments of $3.9 million were made by Williams in 2002 prior to the Acquisition related to a prior period audit adjustment.  Excluding this adjustment, the overall effective tax rate for both periods was approximately 40%.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of March 5, 2004, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the Senior Note discussed below.

Although the pre- and post-acquisition periods are not comparable, activity for both periods in 2002 have been combined to provide a basis for the following discussions of cash flows.

Net cash provided by operating activities for the years ended December 31, 2003 and 2002 was $56.3 million and $41.6 million, respectively.  Cash from operating activities was lower in 2002 primarily as a result of $21.8 million in payments to Williams.  This decrease was partially offset by lower liability insurance payments, lower income taxes, and lower pension plan payments in 2003.  In November 2002, Southern Star paid $2.5 million for an environmental insurance policy that covers a ten-year period.  Variations in pension plan payments are generally due to timing of contributions.  Income tax payments were lower in the current year due to lower taxable income.

Net cash used in investing activities was $382.6 million in 2002 as compared to $16.8 million in 2003.  The 2002 period included the $387.2 million Acquisition of Central and an $8.0 million deposit made as security on the bridge loan secured to finance the Acquisition, offset by a $30.5 million repayment of advances to Williams.  Additionally, capital expenditures were $25.2 million in 2002 as compared to $24.0 million in 2003.  In 2003, the $8.0 million deposit made in 2002 was repaid to the Company.

Net cash provided by financing activities was $393.2 million in 2002 as compared to net cash used in financing activities of $16.0 million for 2003.  The Acquisition in 2002 was initially financed by a $225.0 million contribution from AIG Highstar Capital, L.P. (Highstar) and a $200.0 million bridge loan.  Central paid a $30.5 million dividend to Williams in 2002 as a term of the Acquisition.  Also in 2002, Southern Star financed $4.5 million of its property and liability insurance premiums through a short-term note, of which $4.0 million and $0.5 million was repaid in 2003 and 2002, respectively.  In 2003, the Company issued $50.0 million in preferred stock and $230.0 million in long term debt, as further discussed below.  Also in 2003, the Company repaid the $200.0 million bridge loan, purchased $50.0 million in treasury stock, and returned capital of $25.0 million to Highstar.

Net cash provided by operating activities for the years ended December 31, 2002 and 2001 was $41.6 million and $76.7 million, respectively.  The decrease in net cash provided by operating activities in 2002 is primarily attributable to the 2001 collection of receivables from customers for natural gas supply realignment costs and increased insurance premiums in 2002 related to Central’s new insurance program.

Net cash used in investing activities for the years ended December 31, 2002 and 2001 was $382.6 million and $76.8 million, respectively.  The year ended December 31, 2002 reflects the $387.2 million Acquisition of Central as discussed in Note 3 to the Consolidated Financial Statements.  Net cash used in 2001 includes $39.5 million of advances to affiliates under Williams’ cash management program resulting from proceeds of the receivable collections described above.  Net cash provided in 2002 includes a $30.5 million return of advances to affiliates under Williams’ cash management program, which was simultaneously dividended to Williams as a term of the Acquisition by Southern Star.  Capital expenditures in 2002 and 2001 included $4.9 million and $24.9 million, respectively, for expansions projects.  Capital expenditures for the years ended December 31, 2002 and 2001 were $25.2 million and $78.9 million, respectively.

As a subsidiary of Williams, Central participated in Williams’ cash management program, pursuant to which funds were advanced to Williams on a daily basis and repaid to Central as needed to fund operations. The advances were represented by demand notes payable to Central. The interest accrued on the advances was based on LIBOR plus an applicable margin. On November 15, 2002, Central’s advance balance, net of intercompany receivables and payables, of $30.5 million was paid to Williams as a dividend as a term of the sale to Southern Star.

In January 2003, Southern Star issued $50.0 million in manditorily redeemable preferred stock to a third-party investor, which is classified as a liability in the accompanying Balance Sheets.  The issuance included a warrant for two shares of common stock (the Warrant), which represented 2% of the then outstanding common shares.  The preferred stock, as amended in August 2003, carried a dividend rate of 9% through August 6, 2003, carries a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semiannually in May and November. The terms of the issuance are further described in Note 6 to the Consolidated Financial Statements.  Proceeds of the issuance were used to purchase 22.22 shares of outstanding stock, which are now held as treasury shares.  On August 8, 2003, the Warrant was amended to 1.587 shares, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price, resulting in the value of the Warrant being reclassified from temporary equity to paid-in capital in the Consolidated Balance Sheet.

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the Senior Notes).  The Senior Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid  $172.5 million, the then outstanding balance of the bridge loan used to finance the Acquisition as discussed above.  The balance of the proceeds was used for general corporate purposes.

The Senior Notes are secured by a pledge of the capital stock of Central and certain future direct domestic subsidiaries, as well as a pledge of 65% of the capital stock of certain future direct foreign subsidiaries.  Southern Star currently has no direct or indirect foreign subsidiaries. The Senior Notes rank pari passu in right of payment with certain future senior secured debt to the extent secured by the same collateral.  The Senior Notes are structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.  The Senior Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Company’s option under certain circumstances prior to August 1, 2006 and full redemption at the Company’s option on or after August 1, 2007.

The Senior Notes are subject to certain covenants that restrict, among other things, the ability of Southern Star or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 9 to the Consolidated Financial Statements for further discussion of dividends and related restrictions.

Simultaneously with the issuance of the Senior Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million. Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds. The term loan matures on May 1, 2006.  The loan bears interest at LIBOR plus 2.25%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converts the term loan to a 5.07% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the swap.  The valuation of the swap is reported in other liabilities and accumulated other comprehensive loss on the accompanying Balance Sheets. The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no earlier than August 7, 2004.  The working capital loans bear interest at LIBOR plus 2.75%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.  In February 2004, the loan agreement was amended, which reduced the interest rate on both loans by 0.5%.

The Central Credit Facility is secured by certain customer contracts and physical assets of Central.  The Central Credit Facility contains certain restrictive covenants, including limitations on mergers, consolidations, and sale of assets by Central, limitations on liens, limitations on incurrence of additional indebtedness, limitations on sale or other disposition of assets, maintenance of a maximum debt to total capitalization ratio, limitations on dividends and other distributions, and maintenance or replacement of material transportation contracts.  Events of default include breach of covenants, misrepresentations, default or termination under material transportation contracts, certain cross-defaults, failure of Southern Star and its affiliates to own at least 51% of Central, Highstar’s failure to control Southern Star, and Southern Star’s consolidated debt to total capitalization ratio being greater than 70%.

Central has outstanding $175.0 million of 7.375% Senior Notes due November 2006. The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness. Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these Senior Notes are senior secured obligations of Central.

At December 31, 2003 Southern Star was in compliance with the covenants of all outstanding debt instruments.

At December 31, 2003, Central has a liability of $2.8 million for funds collected from producers pursuant to the Kansas Ad Valorem Tax Reimbursement, discussed in Note 7 to the Consolidated Financial Statements. The funds are being held by Central pending distribution to customers upon receipt of final instruction from the Kansas Corporation Commission (KCC).  In February 2004, Central paid $1.2 million of this liability as authorized by the KCC.

Central also has an asset and corresponding liability of $42.4 million at December 31, 2003 related to the flow-through of Kansas Ad Valorem Tax Reimbursements in the state of Missouri, pending settlement at the FERC.  On January 28, 2004, the Commission issued an order approving the settlement of approximately $27.7 million to be paid to Central on March 12, 2004 and to be refunded by Central to Missouri customers on March 26, 2004.

A Tax Sharing Agreement has been executed by and among Southern Star and Central. Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy (the Tax Policy) which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability.  Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6 (or any analogous or similar provision of state or local law).

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $37.5 million was declared through December 31, 2003 and recorded as a return of capital in the accompanying financial statements.  Of this amount, $25.0 million was paid in 2003 and $12.5 million was paid in January 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s indenture and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s Senior Note Indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the Indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to Highstar through certain conditions.

The Company is constructing a new headquarters building in Owensboro, Kentucky under a capital lease.  The project is expected to cost approximately $9.0 million including the cost of furnishing the facility.  The project is being financed through the Owensboro-Daviess County Industrial Authority with the issuance of economic development bonds.  On February 4, 2004, Central entered into a 20-year lease for use of the facilities after which ownership of the facilities will transfer to Central for a nominal fee.  The financing arrangements qualify as “Permitted Debt” and “Permitted Indebtedness,” respectively, under the terms of the Indenture and the Central Credit Facility.

Other

Contractual Obligations and Commitments

The table below summarizes Central’s significant contractual obligations and commitments as of December 31, 2003 for the years indicated:

Payments Due by Period
(In thousands)

	Manditorily Redeemable Preferred Stock	Long Term Debt	Capital Leases [2]	Operating Leases	Capital Expenditure Commitments	Other Long Term Liabilities [1]	Total Contractual Obligations
2004	$-	$-	$-	$2,515	$2,774	$1,995	$7,284
2005	-	-	730	1,017	229	-	1,976
2006	-	225,000	750	100	-	-	225,850
2007	12,093	-	725	36	-	-	12,854
2008	20,154	-	705	12	-	-	20,871
After 2008	32,260	180,000	6,090	-	-	-	218,350
Total	$64,507	$405,000	$9,000	$3,680	$3,003	$1,995	$487,185

(1)

Other Long Term Liabilities refers to natural gas supply realignment costs. This amount was paid in January 2004.  See discussion in Note 7 to Consolidated Financial Statements.

(2)

Principal payments on capital lease for the new headquarters building.  See discussion in Liquidity and Capital Resources section above.

The Company has estimated capital expenditures of $33.4 million in 2004, which includes commitments of $2.8 million at December 31, 2003.

In addition to the contractual obligations and commitments listed above, the Company expects to contribute, in 2004, to its Union and Non-Union Retirement Plans as well as to its Health and Welfare Plan for postretirement medical and death benefits.  The Company’s estimated total commitment to its Retirement Plans and Health and Welfare Plan is $8.3 million and $4.9 million, respectively.  See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Central Credit Facility described above, and by accessing capital markets as needed.

Contingencies

On March 7, 2003, Highstar, the majority owner of the Company, received a civil investigative demand (CID) from the Department of Justice (DOJ) regarding the Acquisition of Central.  As of December 31, 2003, Highstar had responded to all of the requests for documents and information made in the CID.  The DOJ has not alleged any claim in connection with the CID nor has the DOJ proposed any remedial action or proposed or imposed any penalty.  Highstar denies any antitrust violation in connection with its Acquisition of Central.  Southern Star cannot predict at this time whether the DOJ will continue its investigation beyond the original CID or what remedies, if any, the DOJ may seek should the investigation result in a claim.

The Company is not currently an applicant or proponent in any pending rate cases before the FERC and is under no obligation to file a new rate case, but is permitted to do so at anytime.  See Note 7 of the Notes to the December 31, 2003 Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

Highstar, the holder of 98% of Southern Star’s common stock, and Central and Western Frontier, Southern Star’s subsidiaries, are currently negotiating a management services agreement.  Pursuant to the proposed arrangement, Highstar would provide management services to Central and Western Frontier in exchange for a management fee of approximately $0.9 million per year.  The agreement, if entered into on the terms currently contemplated, will be terminable at will upon 30 days’ notice by either party.  The agreement, when finalized, will be effective as of June 1, 2003.  The Company has accrued expenses since that date for the provision of these services.

Effects of Inflation

The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor, materials and supplies cost can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the Company’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, the Company believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost based regulation, along with competition and other market factors, limits the Company’s ability to price services or products based upon the effect of inflation on costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Southern Star’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at December 31, 2003, had a carrying value of $404.7 million and a fair value of $431.9 million.  The weighted-average interest rate of Southern Star’s long-term debt is 7.97%.  Southern Star’s $175.0 million (7.375%) and $50.0 million (LIBOR + 2.25%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company presented in this annual report on Form 10-K are listed in the index on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.  There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 5, 2004.

Name	Age	Position
Christopher H. Lee	51	President and Director
Michael J. Walsh	36	Treasurer and Director
Aaron D. Gold	29	Secretary and Director

Currently, Southern Star’s board consists of three Directors designated by Highstar.  The holder of the Series A Preferred Stock has the right to designate a Director for the Board, but as of March 5, 2004, has not exercised that right.

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 5, 2004.

Name	Age	Position
Christopher H. Lee	51	Chairman of the Board of Directors
Michael J. Walsh	36	Chief Executive Officer, Treasurer and Director
Jerry L. Morris	48	President, Chief Operating Officer
Aaron D. Gold	29	Director
Robert S. Bahnick	44	Senior Vice President of Operations and Technical Services
Robert W. Carlton	43	Vice President of Human Resources and Administration
Chris W. Ellison	49	Vice President of Operations-Hesston Division
David L. Finley	39	Vice President of Information Technology
Beverly H. Griffith	49	Senior Vice President, General Counsel and Corporate Secretary
James L. Harder II	57	Vice President of Customer Services
Susanne W. Harris	45	Vice President of Finance and Accounting, Controller and Assistant Treasurer
Daryl R. Johnson	50	Vice President of Rates and Regulatory Affairs
Richard J. Reischman	47	Vice President of Operations-Kansas City Division

Christopher H. Lee has served in his roles as President and Director at Southern Star since Southern Star’s formation in September 2002 and in various roles at Central, including Chairman of the Board and Chief Executive Officer (CEO), since it was acquired by Southern Star in November 2002. Mr. Lee joined AIG Global Investment Corp. in 1998 as Vice President and founded Highstar in 2000. He has 25 years of experience in private equity, banking and finance, principally in the energy, transportation and capital goods sectors. Mr. Lee is also a Director of Stagecoach Holding, LLC and TransCore Holdings, Inc., two of Highstar’s portfolio companies, and is a Managing Director of AIG Global Investment Corp. (AIGGIC) Mr. Lee received his Bachelor of Arts degree (B.A.) from Johns Hopkins University and attended the London School of Economics.

Michael J. Walsh has served as Treasurer at Southern Star since Southern Star’s formation in September 2002 and as Director since January 2003, and in various roles, including President and Chief Operating Officer, at Central since it was acquired by Southern Star in November 2002. His current role as Chief Executive Officer was effective February 13, 2004. Mr. Walsh has 12 years of experience in private equity and derivatives, principally in the energy and supply chain/logistics sectors. Mr. Walsh has served as a Principal at Highstar since November 2000. Prior to joining Highstar in 2000, Mr. Walsh served as Vice President at AIGGIC where his responsibilities included the development of alternative risk structures integrating the capital markets and the insurance market. Prior to joining AIGGIC, Mr. Walsh was an associate with NationsBank-CRT in derivatives sales/trading from 1995 to 1997. Mr. Walsh is also a Director of Stagecoach Holding, LLC and SkyBitz, Inc., two of Highstar’s portfolio companies. Mr. Walsh received his Bachelor of Science degree (B.S.) in Finance and Economics from the University of Illinois and his Master of Business Administration degree (M.B.A) from the University of Chicago.

Jerry L. Morris became President and Chief Operating Officer of Central as of February 13, 2004.  Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 26 years in the interstate natural gas pipeline industry. He received his B.S. degree in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.

Aaron D. Gold has served as Secretary at Southern Star since Southern Star’s formation in September 2002 and as Director since January 2003, and in various roles at Central since it was acquired by Southern Star in November 2002. Mr. Gold has six years of experience in private equity, banking and finance. Prior to joining AIGGIC in 2001, Mr. Gold worked as an investment banking associate in the Mergers & Acquisitions group at BNY Capital Markets, Inc., and prior to 1998, as an investment banking analyst in the Financial Buyers Group at Bear, Stearns & Co. Inc. Mr. Gold is an observer for Highstar on the Board of Directors of Atlantech Holding Corp. and TransCore Holdings, Inc., two of Highstar’s portfolio companies. Mr. Gold received his Artis Baccalaureate degree , cum laude, in Politics from Princeton University.

Robert S. Bahnick, Senior Vice President of Operations and Technical Services for Central, has served as Vice President of Operations for Central since 1998 and prior to that time served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 22 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. degree in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton, Vice President of Human Resources and Administration for Central, has served as Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 20 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. degree in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association.

Chris W. Ellison, Vice President of Operations-Hesston Division for Central, served as Central’s Director of Operations for both the Kansas City and Hesston divisions since 1996, holding various other positions at Central, and/or its predecessors in engineering, operations, and natural gas control during his 25 years in the interstate natural gas pipeline industry. He earned his B.S. degree in Civil Engineering from the University of Oklahoma in 1978 and is a registered Professional Engineer.

David L. Finley, Vice President of Information Technology for Central, served as Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 16 years in the interstate natural gas pipeline industry. He earned his B.S. degree in Geology from Murray State University in 1986.

Beverly H. Griffith, Senior Vice President, General Counsel and Corporate Secretary for Central, served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995. Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 24-year career in the interstate natural gas pipeline industry. She received her B.A. degree in History from the University of Mississippi in 1976 and her Juris Doctor from the University of Kentucky College of Law in 1979. Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

James L. Harder II, Vice President of Customer Services for Central, served as Director of Customer Services or Director of Gas Management for Central since 1996. Mr. Harder has held a variety of positions in both accounting, contract administration, gas management and marketing during his 27 year career at Central. He earned his B.S. degree in Accounting from Oklahoma State University in 1969 and has served in a variety of industry organizations including the Southern Gas Association and the Interstate Natural Gas Association of America.

Susanne W. Harris, Vice President of Finance and Accounting, Controller, and Assistant Treasurer for Central has served as Central’s Controller and Chief Accounting Officer since 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 24 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. degree in Accounting from Brescia College in 1979 and her MBA from Murray State University in 1989. She is a member of the American Gas Association Accounting Principles Committee.

Daryl R. Johnson, Vice President of Rates and Regulatory Affairs for Central, served as Manager of Rates for Central since 1990. Mr. Johnson has held a variety of positions in accounting and rates during his 28-year career at Central or its predecessors. He earned his B.S. degree in Accounting from Southwestern Oklahoma State University in 1975. Mr. Johnson is a current member and the past chairman of the Rates Committee for the Southern Gas Association.

Richard J. Reischman, Vice President of Operations-Kansas City Division for Central, served as Central’s Director of Operations for the Kansas City Division since 2001 and manager of Operations for various regions of the Central system since 1993. Mr. Reischman has served in a variety of positions in engineering and operations during his 25-year career at Central or its predecessors. He received his B.S. degree in Electrical Engineering from Kansas University in 1978.

There are no family relationships among Southern Star’s directors or the officers listed. Directors serve one-year terms with elections held at each annual meeting or until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve for such term as shall be determined from time to time by the Board of Directors or until successors have been elected and qualified or until their death, resignation or removal.

The Company has appointed certain officers and directors as members of its Disclosure Committee, with the responsibility of ensuring the adequacy of the Company’s disclosure controls and procedures and assessing the quality of disclosures made in public filings with the SEC.  Assessments are reviewed with the Chief Executive and Financial Officers prior to filings being submitted to the SEC.  Furthermore, the Company has established a “Code of Ethics for CEO and Senior Financial Officers” applicable to officers and directors residing in certain positions defined therein.  This Code is posted on the Company’s website at www.southernstarcentralcorp.com. Any amendments or waivers thereto will also be posted to the website.

The Company is not required to establish an audit committee since it does not have securities traded on a national securities exchange.  Due to the small size of the Company’s Board of Directors, the full Board acts in the capacity of an audit committee.  Two of the Board’s three members, Michael Walsh and Christopher Lee, are financial experts, although they are not, nor are they required to be, “independent” within the meaning of Federal securities laws.

Item 11.  Executive Compensation

The following table sets forth certain summary compensation information as to the chief executive officer of Central during the fiscal year 2003, and the other four most highly compensated executive officers of Central, the Company’s operating entity, as of December 31, 2003. The table only includes compensation information since the date of the Acquisition and not compensation paid by Williams and its affiliates. The table below indicates for each of the named executive officers’ (1) salary and all other compensation for the period commencing November 16, 2002, the effective date of the Acquisition of Central by Southern Star, and ending December 31, 2002, (short fiscal year 2002) and (2) salary, bonus, and all other compensation for Central’s fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	All Other Compensation $*
Christopher H. Lee	2002	-0-	-0-	-0-
Chief Executive Officer (1/1/2003 to 2/13/2004) and Chairman of the Board of Directors	2003	-0-	-0-	-0-

Michael J. Walsh	2002	-0-	-0-	-0-
Chief Executive Officer (from 2/14/2004) and Treasurer	2003	-0-	-0-	-0-

Jerry L. Morris	2002	17,026	-0-	1,022
President , Chief Operating Officer (from 2/14/2004)	2003	150,384	40,619	11,454

Beverly H. Griffith	2002	21,346	-0-	-0-
Senior Vice President, General Counsel and Corporate Secretary	2003	188,415	63,212	15,098

Robert S. Bahnick	2002	20,192	-0-	-0-
Senior Vice President of Operations and Technical Services	2003	186,539	68,338	15,293

James L. Harder II	2002	16,048	-0-	963
Vice President of Customer Services	2003	141,652	38,286	10,796

*	All Other Compensation for 2002 and 2003 represents matching contributions by Central under the
Southern Star Investment Plan, Central’s 401(k) plan.

Southern Star does not pay any compensation or provide any benefits to its officers or directors, all of whom are compensated by AIGGIC, but may choose to do so in the future.

Options/SAR Grants, Exercises and Year-End Value and Long-Term Incentive Plans

Neither the Company nor Central offer stock-based awards or long-term incentive plans to their employees.

Southern Star Retirement Plan (Non-Union)

Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003.  Benefits under this Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his/her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment.  The following table shows estimated pension benefits upon retirement for participants earning the following remuneration and with the following years of service.

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$23,906	$31,875	$39,844	$47,813	$55,781
150,000	28,688	38,250	47,813	57,375	66,938
175,000	33,469	44,625	55,781	66,938	78,094
200,000	38,250	51,000	63,750	76,500	89,250
225,000	38,250	51,000	63,750	76,500	89,250
250,000	38,250	51,000	63,750	76,500	89,250
300,000	38,250	51,000	63,750	76,500	89,250
350,000	38,250	51,000	63,750	76,500	89,250
400,000	38,250	51,000	63,750	76,500	89,250
450,000	38,250	51,000	63,750	76,500	89,250
500,000	38,250	51,000	63,750	76,500	89,250

Normal retirement age is the later of age 65 and five years of plan participation.  The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Southern Star Retirement Plan is  total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay.  Covered compensation is presently, pursuant to the IRC, limited to $200,000 per year for 2003 and $205,000 for 2004. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above.  Mr. Lee and Mr. Walsh are not currently eligible to participate in the Southern Star Retirement Plan.

The estimated credited years of service at normal retirement age for each executive officer is as follows:

Name	Credited Years of Service at 12/31/2003	Estimated Credited Years of Service at Normal Retirement Age
Christopher H. Lee	-0-	-0-
Michael J. Walsh	-0-	-0-
Jerry L. Morris	1.167	17.583
Beverly H. Griffith	1.167	17.167
Robert S. Bahnick	1.167	21.583
James L. Harder	1.167	8.750

Compensation Committee

Messrs. Christopher H. Lee, Michael J. Walsh and Aaron D. Gold, who constitute the full Board of Directors of both Southern Star and Central, performed the functions of a compensation committee during the 2003 fiscal year.  Mr. Lee was Chief Executive Officer of Central and Mr. Walsh was Chief Operating Officer and Treasurer of Central for the 2003 fiscal year.

Employment Contracts and Termination of Employment and Change-in-Control

Neither Southern Star nor Central have entered into any employment contracts or termination of employment or change-in-control arrangements with any named executive officer, but may do so in the future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	AIG Highstar Capital, L.P. 599 Lexington Ave., 25th Floor New York, NY 10022	77.78 shares	98%

Item 13.  Certain Relationships and Related Transactions

Christopher Lee, Southern Star’s President is an employee of AIGGIC, the manager of Highstar, the parent company. Mr. Lee is director of both Southern Star and Central and is Chairman of the Board for Central.  Mr. Lee receives compensation and benefits from AIGGIC and does not receive any compensation from Southern Star or Central for the services he provides as an officer to Southern Star or Central, but may do so in the future.

Michael Walsh, Southern Star’s Treasurer and Central’s Chief Executive Officer, is an employee of AIGGIC. Mr. Walsh is director of both Southern Star and Central.  Mr. Walsh receives compensation and benefits from AIGGIC and does not receive any compensation from Southern Star or Central for the services he provides as an officer to Southern Star or Central, but may do so in the future.

Highstar, the holder of 98% of Southern Star’s common stock, and Central and Western Frontier, Southern Star’s subsidiaries, are currently negotiating a management services agreement.  Pursuant to the proposed arrangement, Highstar would provide management services to Central and Western Frontier in exchange for a management fee of approximately $0.9 million per year.  The agreement, if entered into on the terms currently contemplated, will be terminable at will upon 30 days’ notice by either party.  The agreement, when finalized, will be effective as of June 1, 2003.  The Company has accrued expenses since that date for the provision of these services.  The management fee payable under the management services agreement for fiscal year 2003 includes the cost to AIGGIC, the general partner and manager of Highstar, of providing compensation and benefits during 2003 to Messrs. Lee, Walsh and Gold for services provided to the Company and Central in their capacities as directors, and to Messrs. Lee and Walsh for their services provided to the Company and Central in their capacities as officers.  The fee also includes the cost of other general and administrative support from AIGGIC.

See also Item 5.

Affiliates of American International Group, Inc. currently provide, and may in the future provide, insurance to Southern Star on an arm’s length basis.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2003 and the one and a half months ended December 31, 2002, and in connection with statutory and regulatory filings for such fiscal periods, were  $1.05 million and $0.28 million, respectively.  The fees for 2003 include $0.55 million paid to Ernst & Young LLP for services rendered in connection with the filing of a Registration Statement on Form S-4.

For the period January 1, 2002 through November 15, 2002, Ernst & Young LLP served as the principal accountant for WGP-Central, the predecessor entity.

Audit-Related Fees

The aggregate fees for services rendered by Ernst & Young LLP in connection with audit-related fees for the fiscal year ended December 31, 2003 was $0.03 million.  There were no audit-related fees for the one and a half months ended December 31, 2002.

Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP in connection with tax services for the fiscal year ended December 31, 2003 was $0.02 million. There were no amounts paid to Ernst & Young LLP for tax services for the one and a half months ended December 31, 2002.

All Other Fees

There were no other services provided by Ernst & Young LLP to the Company during the fiscal year ended December 31, 2003 and for the one and a half months ended December 31, 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Board of Directors has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of auditors.

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the Board of Directors.  All audit and non-audit services provided by the independent auditors during 2003 were approved by the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

1.  Financial Statements

Included in Item 8, listed in the Index on page F-1 of this report

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Statements of Operations for the year ended December 31, 2003, the period November 16 through December 31, 2002, the period January 1 through November 15, 2002, and the year ended December 31, 2001

Statements of Stockholder’s Equity for the year ended December 31, 2003, the period November 16 through December 31, 2002, the period January 1 through November 15, 2002, and the year ended December 31, 2001

Statements of Cash Flows for the year ended December 31, 2003, the period November 16 through December 31, 2002, the period January 1 through November 15, 2002, and the year ended December 31, 2001

Notes to the Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.  Exhibits

3.1	*	—Second Amended and Restated Certificate of Incorporation of Southern Star Central Corp., filed August 7, 2003.
3.2	*	—Bylaws of Southern Star Central Corp.
3.3	*	—Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.
3.4	*	—Bylaws of Southern Star Central Gas Pipeline, Inc.
3.5	+	—Certificate of Amendment of Certificate of Incorporation of Southern Star filed March 15, 2004.
4.1	*	—Indenture, dated August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.
4.2	+	—8 1/2% Senior Secured Note Due 2010.
4.3	*	—Stock Pledge Agreement, dated as of August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.
4.4	*	—Purchase Agreement, dated as of August 1, 2003, by and among Southern Star Central Corp. and Lehman Brothers, Inc., as the Initial Purchaser.
4.5	*	—Shareholders Agreement, dated as of January 21, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.6	*	—Contingent Equity Facility Agreement, dated as of January 22, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.7	*	—Letter Agreement, dated as of December 26, 2003, by and among AIG Highstar Capital, L.P., ASC Central, LLC, and Southern Star Central Corp.
4.8	*	—Indenture, dated November 8, 1999, by and among Southern Star Central Gas Pipelines, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and The Bank of New York, as Trustee.
4.9	+

—Credit Agreement, dated as of August 8, 2003, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.10	+

—Amended Credit Agreement, dated as of February 24, 2004, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.11	+	—Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.
4.12	+	—Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.
4.13	+	—Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
10.1	*

—Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK (f/k/a Western Resources, Inc.).

10.2	*

—Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3	*	—Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.
10.4	+	—Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
12.1	+	—Computation of Ratio of Earnings to Fixed Charges.
21.1	*	—Subsidiaries of Southern Star Central Corp.
31.1		—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.0

—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (Registration No. 333-110979).

+ Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 18, 2004.

(b) Reports on Form 8-K

1.  A report on Form 8-K dated February 13, 2004 was filed to announce that Southern Star Central Corp.’s wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., promoted Michael Walsh to Chief Executive Officer and promoted Jerry Morris to President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 18, 2004	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
March 18, 2004	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date
By:	/s/ Christopher H. Lee	Director	March 18, 2004
Christopher H. Lee
By:	/s/ Michael J. Walsh	Director	March 18, 2004
Michael J. Walsh
By:	/s/ Aaron D. Gold	Director	March 18, 2004
Aaron D. Gold

No annual report or proxy material has been sent to security holders.

F-#

#

Item 8.  Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets

F-3

Statements of Operations

F-5

Statements of Cash Flows

F-6

Statements of Stockholder’s Equity

F-7

Notes to Consolidated Financial Statements

F-8

Schedules have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
SOUTHERN STAR CENTRAL CORP.

We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002, the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2003 and the period from November 16, 2002 through December 31, 2002 and the statements of operations, stockholder’s equity, and cash flows of Williams Gas Pipelines Central, Inc. (Predecessor to the Company) for the period from January 1, 2002 through November 15, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 and the period from November 16, 2002 through December 31, 2002 and the results of operations and cash flows of Williams Gas Pipelines Central, Inc. for the period from January 1, 2002 through November 15, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 17, 2004

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 65,887	$ 42,408
Receivables:
Trade	13,747	12,584
Kansas Ad Valorem reimbursement	42,391	42,391
Income taxes	163	-
Affiliates	250	247
Transportation and exchange gas	1,295	785
Other	2,436	7,224
Inventories	5,444	6,105
Deferred income taxes	205	1,604
Costs recoverable from customers	1,557	2,223
Prepaid expenses	4,461	5,555
Special deposits	-	8,000
Other	669	4,130
Total current assets	138,505	133,256

Property, Plant and Equipment, at cost:
Natural gas transmission plant	510,676	493,427
Other natural gas plant	30,225	32,108
	540,901	525,535
Less – Accumulated depreciation and amortization	26,752	2,168
Property, plant and equipment, net	514,149	523,367

Other Assets:
Goodwill	35,915	30,366
Costs recoverable from customers	45,832	25,564
Prepaid expenses	2,026	2,262
Other deferred and noncurrent assets	11,212	8,425
Total other assets	94,985	66,617
Total Assets	$ 747,639	$ 723,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Note payable	$ -	$ 203,995
Payables:
Trade	1,653	2,641
Affiliates	127	127
Transportation and exchange gas	1,295	784
Dividends	12,500	-
Other	4,467	6,594
Accrued income taxes	-	682
Accrued other taxes	4,592	4,063
Accrued Kansas Ad Valorem tax reimbursement	45,165	46,514
Accrued interest	7,790	3,421
Accrued payroll and employee benefits	16,035	9,983
Contract reformation	1,995	4,000
Costs refundable to customers	441	-
Other accrued liabilities	6,696	7,935
Total current liabilities	102,756	290,739

Long-Term Debt	404,740	174,664

Other Liabilities and Deferred Credits:
Deferred income taxes	5,278	1,457
Postretirement benefits other than pension	14,061	6,606
Manditorily redeemable preferred stock	48,265	-
Costs refundable to customers	1,864	1,030
Environmental remediation	5,549	6,200
Accrued pension	20,339	7,381
Derivative instrument liability – hedges	524	-
Other	3,004	9,421
Total other liabilities and deferred credits	98,884	32,095

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, December 31, 2003;
common stock, $0.1 par value, 100 shares issued and
Outstanding, December 31, 2002	-	-
Premium on capital stock and other paid-in capital	141,001	225,000
Accumulated other comprehensive loss	(319)	-
Retained earnings	577	742
Total stockholder’s equity	141,259	225,742
Total Liabilities and Stockholder’s Equity	$ 747,639	$ 723,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Southern Star		Predecessor
	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	For the Year Ended December 31, 2001

	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$141,838	$18,064	$124,141	$141,630
Storage	16,395	2,194	15,069	16,316
Other revenue	365	196	294	878
Total operating revenues	158,598	20,454	139,504	158,824

Operating Costs and Expenses:
Operations and maintenance	34,398	3,622	30,349	36,633
Administrative and general	40,989	3,775	35,304	37,481
Depreciation and amortization	29,279	3,758	28,408	32,492
Taxes, other than income taxes	10,994	1,196	8,279	9,820
Total operating costs and expenses	115,660	12,351	102,340	116,426

Operating Income	42,938	8,103	37,164	42,398

Other (Income) Deductions:
Interest expense	42,396	3,727	11,710	13,502
Interest income	(705)	(204)	(1,011)	(1,814)
(Gain) loss on sale of assets	-	-	5	(3)
Miscellaneous other (income) expense, net	(3,392)	3,303	2,382	(3,876)
Total other deductions	38,299	6,826	13,086	7,809

Income Before Income Taxes	4,639	1,277	24,078	34,589

Provision for Income Taxes	4,804	535	13,383	13,761

Net Income (Loss)	$(165)	$742	$10,695	$20,828

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Southern Star		Predecessor
	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	For the Year Ended December 31, 2001
	(In thousands)		(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(165)	$742	$10,695	$20,828
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	29,279	3,758	28,408	32,492
Deferred income taxes	5,425	(147)	4,747	8,585
Provision for loss on Western Frontier	-	-	7,361	-
Credit for Kansas Ad Valorem tax reimbursement	-	-	(4,182)	-
(Gain) loss on sale of equipment	-	-	5	(3)
Provision for dividends on preferred stock	6,069	-	-	-
Changes in operating assets and liabilities:
Receivables	3,337	2,793	32,412	11,672
Inventories	661	(6)	(7)	582
Other current assets	4,954	(10,352)	(2,364)	2,923
Payables and accrued liabilities	2,308	6,874	(30,292)	(9,686)
Changes in reserve for regulatory and rate matters	-	4,000	(3,098)	1,776
Other, including changes in noncurrent assets and liabilities	4,414	(2,581)	(7,131)	7,497
Net cash provided by operating activities	56,282	5,081	36,554	76,666

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(23,989)	(610)	(24,552)	(78,853)
Acquisition, net of cash acquired	93	(377,492)	-	-
Proceeds from sales and salvage values, net of costs of removal	(904)	-	526	3,029
Advances to affiliates, net	-	(247)	27,726	(949)
Other investing	8,000	(8,000)	-	-
Net cash (used in) provided by investing activities	(16,800)	(386,349)	3,700	(76,773)

FINANCING ACTIVITIES:
Proceeds from long-term debt	230,000	-	-	-
Proceeds from notes payable	-	204,487	-	-
Payments of notes payable	(203,995)	(492)	-	-
Proceeds from issuance of preferred stock and warrant	50,000	-	-	-
Capital contributions	-	225,000	-	-
Purchase of treasury stock	(50,000)	-	-	-
Common dividends/return of capital	(25,000)	-	(30,480)	-
Debt issuance costs	(9,305)	(5,319)	-	-
Preferred stock dividends	(3,730)	-	-	-
Preferred stock issuance costs	(832)	-	-	-
Other financing	(3,141)	-	-	-
Net cash (used in) provided by financing activities	(16,003)	423,676	(30,480)	-

Increase (decrease) in cash and cash equivalents	23,479	42,408	9,774	(107)

Cash and cash equivalents at beginning of period	42,408	-	26	133

Cash and cash equivalents at end of period	$65,887	$42,408	$9,800	$26

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$28,406	$-	$12,594	$12,742
Income tax, net	224	-	3,110	3,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDER’S EQUITY

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		(In thousands)
Predecessor
Balance, December 31, 2000	$523,762	$(197,512)	$-	$326,250
Add (deduct):
Net income	-	20,828	-	20,828
Balance, December 31, 2001	$523,762	$(176,684)	$-	$347,078

Add (deduct):
Net income	-	10,695	-	10,695
Cash dividends	-	(30,480)	-	(30,480)
Noncash dividends	-	(14,034)	-	(14,034)
Acquisition adjustments (See Note 3)	135,988	-	-	135,988
Balance, November 15, 2002	$659,750	$(210,503)	$-	$449,247

Southern Star
Add (deduct):
Issuance of 100 shares of common stock	$225,000	$-	$-	$225,000
Net income for the period November 16
through December 31, 2002	-	742	-	742
Balance, December 31, 2002	$225,000	$742	$-	$225,742

Add (deduct):
Net loss	-	(165)	-	(165)
Exercise of common stock warrant	3,501	-	-	3,501
Purchase of treasury stock	(50,000)	-	-	(50,000)
Return of capital	(37,500)	-	-	(37,500)
Change in value of interest rate swap, net of taxes	-	-	(319)	(319)
Balance, December 31, 2003	$141,001	$577	$(319)	$141,259

Reconciliation of netloss to total comprehensive loss:

2003
Net loss	$(165)
Change in value of interest rate swap	(524)
Related tax benefit	205
Total comprehensive loss	$(484)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Southern Star

Southern Star Central Corp. (Southern Star or the Company) was organized and incorporated in the state of Delaware on September 11, 2002 as a wholly owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  On September 13, 2002, Southern Star entered into a purchase agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the purchase and sale of all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all the limited liability company membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The purchase price was $555.0 million, including $380.0 million in cash plus the assumption of $175.0 million in outstanding WGP-Central debt.  The transaction (the Acquisition) became effective November 16, 2002 (the Acquisition Date).   Southern Star has no operations other than its investment in WGP-Central and Western Frontier.  Effective December 9, 2002, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central).    Central is the Company’s only operating subsidiary.

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its subsidiaries.

Central

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming.  The system serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main market areas.

Central’s system has a mainline delivery capacity of approximately 2.3 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 41 compressor stations with approximately 224,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At December 31, 2003, Central had transportation customer contracts with approximately 180 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers.  Central transports natural gas to approximately 596 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 Bcf and aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their peak requirements.  During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from these fields.  Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

Central is subject to regulations of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities, and properties considered jurisdictional for which certificates are required or available under the NGA.

Western Frontier

Western Frontier was established in 2000 for the purpose of developing a natural gas pipeline to deliver Rocky Mountain natural gas production into the markets in the mid-continent, including the Central system. Williams halted development work on the Western Frontier project in 2002 due to adverse market conditions.  Currently, Western Frontier has no assets, obligations or operations. The Company is currently evaluating market interest in developing additional infrastructure in the Rocky Mountain region.

2.  Basis of Presentation

Southern Star was formed on September 11, 2002 but undertook no financial activity until the Acquisition became effective on November 16, 2002.  Therefore, the pre-acquisition Statements of Operations and Cash Flows for periods ending November 15, 2002 and December 31, 2001 reflect the operations of WGP-Central, the predecessor entity.  Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States.  The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission.

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” A final purchase price allocation has been made and reflected in the December 31, 2003 financial statements.

Pursuant to the purchase and sale agreement, Williams retained certain assets and liabilities consisting primarily of accrued taxes and employee benefit liabilities.  Central assumed certain employee benefit liabilities related to Williams employees who transferred to Central as a result of the sale.  The accompanying Balance Sheets for the Company include those adjustments.

Following is a summary of such entries made (expressed in thousands):

Debit(Credit)
ASSETS
Costs recoverable from customers – current	$(708)
Prepaid expenses	(777)
Costs recoverable from customers – noncurrent	(3,916)

LIABILITIES AND STOCKHOLDER’S EQUITY
Accrued income taxes	5,784
Accrued other taxes	6,609
Accrued payroll and employee benefits	2
Other accrued liabilities	(225)
Pension plan costs	4,310
Other liabilities and deferred credits	(352)
Paid-in capital	(10,697)

The Acquisition was treated as a Section 338(h)(10) election under the Internal Revenue Code, whereby a new cost basis is established for tax purposes.  Pursuant to this election, all deferred tax balances were eliminated at the date of acquisition.  The net effect of this elimination was also recorded to Paid-in Capital as shown below (expressed in thousands):

Debit/Credit
ASSETS
Deferred income taxes – current	$(6,748)
Deferred income taxes – noncurrent	(11,098)

LIABILITIES AND STOCKHOLDER’S EQUITY
Deferred income taxes – current	1,620
Deferred income taxes – noncurrent	141,517
Paid-in capital	(125,291)

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition (expressed in thousands):

Cash	$6,660
Receivables	64,592
Materials and supplies inventories	5,877
Other current assets	2,238
Property, plant and equipment	526,387
Regulatory assets	48,888
Other assets	1,158
Current liabilities	(81,549)
Long-term debt	(174,654)
Other long-term liabilities	(48,313)
Goodwill	35,915
Net purchase price, including related Acquisition costs	$387,199

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equal fair value.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeds the historical net book value of Central by approximately $35.9 million.  This excess has been classified as “Goodwill” on the accompanying Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following is a progression of goodwill for the year ended December 31, 2003 (in thousands):

Balance at December 31, 2002	$30,366
Additional Acquisition costs	3,046
Acquisition adjustments	2,503
Balance at December 31, 2003	$35,915

The additional Acquisition costs primarily relate to a working capital settlement with Williams paid in May 2003 pursuant to the terms of the Acquisition.  Acquisition adjustments include the provision for settlement of the Kansas Litigation discussed in Note 7, and adjustments for assets not utilized after the Acquisition.

In connection with its purchase of Central in 1983, Williams paid a purchase amount that exceeded Central’s historical net book value.  This excess was allocated to Central’s property, plant and equipment and, prior to the Acquisition, was being amortized in the amount of approximately $4.3 million per year.

4.  Accounting Policies

Principles of Consolidation

Consolidated financial statements are presented for all periods after the November 16, 2002 Acquisition Date and include the accounts of Southern Star and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. Central is subject to FERC regulations, and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases before the FERC. Central records rate refund liabilities considering its and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.

Regulatory Assets and Liabilities

As a rate regulated enterprise, Central meets the requirements for accounting under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  As such, costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates.  Likewise, certain credits that would otherwise be recognized in income are deferred as regulatory liabilities pending refunds or return to customers through future rates.  Recognition of regulatory assets or liabilities is generally based on specific regulatory requirements or precedent for each such matter.

The following regulatory assets or liabilities are included in the accompanying Balance Sheets as of December 31, 2003 and 2002  classified as current or non-current depending on the expected timing of recovery (expressed in thousands):

	2003	2002
Current Assets:
Environmental costs	$1,300	$1,600
Postretirement benefits	174	174
Fuel costs	83	449
Total Current Assets	1,557	2,223

Noncurrent Assets:
Environmental costs	5,548	6,200
Income taxes on AFUDC equity	4,240	4,243
Gas imbalance cash cost recoverable	1,074	643
Postretirement benefits	14,061	6,697
Pension and disability	20,909	7,781
Total Noncurrent Assets	45,832	25,564

Total Assets	47,389	27,787

Current Liabilities:
Fuel costs	(441)	-
Total Current Liabilities	(441)	-

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(1,637)	(781)
Excess deferred income taxes	(227)	(249)
Total Noncurrent Liabilities	(1,864)	(1,030)

Total Liabilities	(2,305)	(1,030)

Net Regulatory Assets	$45,084	$26,757

These amounts are either included in current rates, anticipated to be included in Central’s next rate filing, or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives averaging 20 to 25 years for property in service prior to the Acquisition. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation for the year ended December 31, 2003, the post-acquisition period ended December 31, 2002, the period ended November 15, 2002, and the year ended December 31, 2001 was approximately $29.3 million, $3.8 million, $28.4 million, and $32.5 million, respectively.

Provision for Uncollectible Accounts

The Company does not record allowances for doubtful accounts, since its trade receivables are primarily due from local natural gas distribution companies and other pipelines whose creditworthiness is periodically evaluated and financial conditions monitored.  Security is generally required if a customer fails to meet the Company’s creditworthiness tests.  If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollected, the Company will record a provision for uncollectible accounts.  The Company’s trade receivables reflected on the accompanying Balance Sheets are net of its provision for uncollectible accounts of less than $0.1 million at December 31, 2003 and 2002.

Repair and Maintenance Costs

Central accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction, and replacement costs that are to be capitalized. All other costs are expensed as incurred.

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax bases of the assets and liabilities.

The Acquisition of Central was a Section 338(h)(10) election under the Internal Revenue Code (IRC), whereby a new basis is established for both book and tax purposes.  Pursuant to this election, all of Central’s deferred tax balances were eliminated at the date of Acquisition.

A Tax Sharing Agreement has been executed by and among Southern Star and Central. Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy (the “Tax Policy”) which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability.  Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6 (or any analogous or similar provision of state or local law).

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the year ended December 31, 2003 were approximately $0.2 million and $0.5 million, respectively, and for the post-acquisition period ended December 31, 2002 were approximately $(0.01) million and $(0.04) million, respectively.

Gas Receivables/Payables

In the course of providing transportation and storage services to customers, Central may receive different quantities of natural gas from a shipper than quantities delivered on behalf of that shipper. These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of natural gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as current assets or current liabilities in the accompanying Balance Sheets. Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of natural gas based on operational conditions. Natural gas receivables/payables are valued using a current published natural gas index price.

Inventory Valuation

Inventory consists primarily of materials and supplies and is valued using the lower of average-cost or market method.

Cash Equivalents

Southern Star includes in cash equivalents any short-term highly-liquid investments that have an original maturity of three months or less when acquired.

Cash flows from Operating Activities

Southern Star uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile net cash flows provided by operating activities.

Long-Lived Assets

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Southern Star evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, Southern Star will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down the carrying amount to market value to the extent necessary.

Employee Stock Based Awards

Southern Star does not offer stock-based awards to its employees.  Williams’ employee stock-based awards were accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Williams’ fixed plan common stock options generally do not result in compensation expense, because the exercise price of the stock options was equal to the market price of the underlying stock on the date of grant. The plans are described more fully in Note 13.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Recent Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at various dates through 2005.  The Company adopted FAS 150 in the third quarter 2003.  The impact of adopting FAS 150 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements.  A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications.  Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities  as of December 31, 2003.  Application for all other types of entities is required for periods ending after March 31, 2004, unless previously applied.  The provisions of FIN 46 are not anticipated to have a material impact on the Company’s financial position, results of operations, or liquidity.

This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The Company expects that application of this Interpretation will not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2003, Southern Star adopted Statement of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  Central has not recorded liabilities for retirement of its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable.  Accordingly, the impact of adopting the statement did not have a material effect on the Company’s financial position or results of operations.  Had the statement been adopted at the beginning of 2002, the impact to the Company’s operating income and net income would have been immaterial.

The Company has adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of SFAS No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002.  The impact of adopting the interpretation did not have a material effect on the Company’s financial position or results of operations.

1.

Financing

The Acquisition was partially financed by Southern Star through a senior secured credit facility with a financial institution syndicate. Southern Star initially borrowed $200.0 million under the terms of the agreement as a bridge loan, the original term for which expired on February 27, 2003.  Central was a guarantor of the facility.  The bridge loan was extended to September 30, 2003 to allow Southern Star time to convert the facility to long-term.   Southern Star incurred costs and fees associated with the issuance of the bridge loan of $5.7 million in cash flows. These costs were amortized over the life of the bridge loan, which was repaid in full on August 8, 2003.  The interest rate on the bridge loan was the London Interbank Offered Rate (LIBOR) plus a margin of 6%. Interest was paid monthly.

At December 31, 2003 and 2002, long-term debt consisted of the following (expressed in thousands):

	2003	2002
8.5% Senior Secured Notes due 2010	$180,000	$-
Term Loan (LIBOR + 2.25%) due 2006	50,000	-
7.375% Senior Secured Notes due 2006	175,000	175,000
Unamortized debt discount, net	(260)	(336)
Total long-term debt	$404,740	$174,664

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the Senior Notes).  The Senior Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid $172.5 million, the then outstanding balance of the bridge loan used to finance the Acquisition as discussed above.

Pursuant to the terms of the issuance, the Company filed a registration statement on December 5, 2003 with the Securities and Exchange Commission with respect to an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act.  This registration was effective in January 2004.  The Company has been notified by the trustee that all Notes have been exchanged.  Interest on the Senior Notes is payable semiannually in February and August.

The Senior Notes are secured by a pledge of the capital stock of Central and certain future direct domestic subsidiaries, as well as a pledge of 65% of the capital stock of certain future direct foreign subsidiaries.  Southern Star currently has no direct or indirect foreign subsidiaries. The Senior Notes rank pari passu in right of payment with certain future senior secured debt to the extent secured by the same collateral.  The Senior Notes are structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.  The Senior Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Company’s option under certain circumstances prior to August 1, 2006 and full redemption at the Company’s option on or after August 1, 2007.

The Senior Notes are subject to certain covenants that restrict, among other things, the ability of the Company or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 9 for further discussion of dividends and related restrictions.

Simultaneously with the issuance of the Senior Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million. Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds. The term loan matures on May 1, 2006.  The loan bears interest at LIBOR plus 2.25%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converts the term loan to a 5.07% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the swap.  The valuation of the swap is reported in other liabilities and accumulated other comprehensive loss on the accompanying Balance Sheets. The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no earlier than August 7, 2004.  The working capital loans bear interest at LIBOR plus 2.75%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.  In February 2004, the loan agreement was amended, which reduced the interest rate on both loans by 0.5% from the amounts reported above.

The Central Credit Facility is secured by certain customer contracts and physical assets of Central.  The Central Credit Facility contains certain restrictive covenants, including limitations on mergers, consolidations, and sale of assets by Central, limitations on liens, limitations on incurrence of additional indebtedness, limitations on sale or other disposition of assets, maintenance of a maximum debt to total capitalization ratio, limitations on dividends and other distributions, and maintenance or replacement of material transportation contracts.  Events of default include breach of covenants, misrepresentations, default or termination under material transportation contracts, certain cross-defaults, failure of Southern Star and its affiliates to own at least 51% of Central, Highstar’s failure to control Southern Star, and Southern Star’s consolidated debt to total capitalization ratio being greater than 70%.

Central has outstanding $175.0 million of 7.375% Senior Notes due November 2006. The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness. Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these Senior Notes are senior secured obligations of Central.

As of December 31, 2003, the Company is in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

Long Term Debt Maturities
(In thousands)
2004	$ —
2005	—
2006	225,000
2007	—
2008	—
After 2008	180,000
Total	$ 405,000

6.  Manditorily Redeemable Preferred Stock and Warrant

On January 21, 2003, Southern Star authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million.  The proceeds were used by the Company to repurchase 22.22 shares of its common stock owned by Highstar.

Concurrent with the preferred stock issuance, Southern Star also issued a warrant for the purchase of two shares of common stock to the preferred stock holder (the Warrant), which represented 2% of the then outstanding common shares.  Southern Star valued the Warrant based on its recent Acquisition of Central.  The residual proceeds, net of issuance costs, were allocated to the Series A Preferred Stock and approximates the fair value of the Series A Preferred Stock.  In accordance with SFAS No. 150, the Company has recorded the discounted Series A Preferred Stock as a liability in the accompanying Balance Sheet due to its mandatory redemption feature.  The discount will be accreted to interest expense on a straight-line basis, from the issuance date to the first mandatory redemption date, which approximates the effective interest method.  Due to the nominal exercise price of the Warrant ($0.01 per share), the Company considered the Warrant as equivalent to common shares with a redemption feature.  On August 8, 2003, the Warrant was amended to 1.587 shares of common stock, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price, resulting in the value of the Warrant being reclassified from temporary equity to paid-in capital on the Consolidated Balance Sheet.

The Series A Preferred Stock is senior to all other classes and series of capital stock.  The holder of the outstanding Series A Preferred Stock is entitled to receive Series A Cash Dividends and Series A Paid In Kind (PIK) Dividends.  Both Cash and PIK dividends are recorded as interest expense.

The Series A Cash Dividends are cumulative and are payable semi-annually, in arrears on May 15 and November 15 of each year, commencing May 15, 2003.  Initially, the Series A Cash Dividends accrued at a rate of 9% per annum, however, on August 7, 2003 and effective on that date, the cash dividend rate was amended to 9.25% per annum until January 21, 2005, and 8.25% thereafter.

The Series A PIK Dividend is cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock.  Dividends accrue on shares of Series A Preferred Stock issued pursuant to a PIK Dividend from the first day of the quarter following the applicable dividend payment date.  In November 2003, the company issued 16.43 additional shares of Series A Preferred Stock to the holder as payment of the PIK dividend accrued to date.

Certain circumstances, such as bankruptcy, insolvency or, at the option of the holder of the Series A Preferred Stock, a change of control, trigger a mandatory redemption of 100% of the Series A Preferred Stock at the issuance price of $0.1 million per share plus accrued and unpaid dividends (the put option).  The put option is a separable embedded derivative instrument because the Series A Preferred Stock was issued at a discount and the put option is only contingently exercisable.  The Company has placed no value on the put option due to the remote likelihood of the contingent items arising.  However, if subsequent events suggest that such circumstances are no longer remote, the fair value of the embedded derivative will be re-estimated and marked to market value through earnings.

Beginning November 15, 2007, Southern Star must annually redeem, to the extent funds are available, up to 20% of the then outstanding Series A Preferred Stock at a redemption price equal to $0.1 million per share plus accrued and unpaid dividends.

In addition to the minimum annual redemption, after January 21, 2008 (or after January 21, 2006, if a change in control has occurred and the preferred stock was not already repurchased pursuant to the put option), the Company may repurchase the Series A Preferred Stock in whole or in part at a price of $0.1 million per share plus accrued and unpaid dividends due plus the present value of future dividends due up to each annual redemption date (the call option).  The call option does not meet the definition of a derivative instrument in accordance with SFAS No. 133.

Southern Star and the holder of the Series A Preferred Stock each agree that the Series A Preferred Stock is to be characterized as an equity instrument for United States federal income tax purposes, and as such, Cash and PIK Dividends that are expensed for book purposes are non-deductible for tax purposes.

The following table summarizes Central’s manditorily redeemable preferred stock payments due by period, including shares to be accrued and/or issued as PIK dividends and accretion of original discount:

Manditorily Redeemable Preferred Stock Maturities
(In thousands)
2004	$ —
2005	—
2006	—
2007	12,093
2008	20,154
After 2008	32,260
Total	$ 64,507

If the 516.43 shares of Series A Preferred Stock outstanding at December 31, 2003 were redeemable on that date, the redemption value would be $51.6 million.

7.  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

 FERC Order 636

As a result of FERC Order 636, which required interstate natural gas pipelines to change the way they did business, Central has completed the reformation or termination of its natural gas supply contracts.  As of December 31, 2003, Central’s only remaining commitment related to this reformation is a cash payment of $2.0 million, which is included as a liability in the accompanying Balance Sheets.  This payment was made in January 2004.

General Rate Issues

Central’s latest rate case, RP95-136, has been settled and final rates were implemented November 1, 1999.  As part of the settlement, Central is under no obligation to file a new rate case, but is permitted to do so at any time.

Uniform Standards of Conduct for Transmission Providers

In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities.  The proposed standards would regulate the conduct by transmission providers of business with their energy affiliates.  The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (natural gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity.    In November 2003, the FERC issued a Final Rule in this docket, adopting new reporting requirements and regulations regarding transmission providers and their affiliates.  Southern Star is reviewing these new rules, which are not effective until June 1, 2004.  It is not expected that the Final Rule will have a material effect on Southern Star’s business.

Fuel Recovery Filings

Central recovers its actual fuel and natural gas losses on its system in-kind from its customers through an annual fuel tracker filed with the FERC. Recovery is made by retaining a percentage of natural gas volumes transported through its system.  In November 2002, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2003 and true up the actual fuel and loss for the twelve months ended September 30, 2002.  Several customers and state commissions intervened and some protested various aspects of the filing, including the level of storage losses Central had incurred at its storage fields and the current recovery mechanism for such storage losses.  On December 31, 2002, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference.  A technical conference was held in February 2003 and the parties filed comments on the technical conference in February and March 2003.  As a result of the filing, the technical conference and comments of the parties, the FERC issued an Order in July 2003 establishing a public hearing to determine the appropriate fuel and loss the Company should be allowed to recover and the appropriate mechanism to recover such fuel and loss.  The hearing is scheduled to begin on May 3, 2004.  On December 1, 2003, Central made its annual fuel filing to restate its fuel and loss percentages for 2004.  By Order issued December 31, 2003, the FERC approved the restated fuel and loss percentages to be effective January 1, 2004, subject to refund, and consolidated issues in this filing with the prior filing to be resolved at the hearing.  Management believes its fuel and loss recovery mechanism is well supported and has been consistently applied; therefore, the Company does not anticipate any material adverse financial impact to result from the ultimate resolution of this rate matter.

Kansas Ad Valorem Tax Reimbursement

In 1997, the FERC issued an order in Docket No. PR97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursement for the period from October 4, 1983 through June 28, 1988, plus accrued interest. Since that date, Central has participated in a number of proceedings regarding settlements with various parties, and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled. Settlements had been reached in all states except Missouri by December 31, 2003.  In November 2002, prior to the Acquisition, Central recorded $4.2 million of miscellaneous income related to settlements with certain parties up to that date.

By Order issued January 2, 2003, the FERC set the remaining working interest owner obligations for hearing in August 2003.  Initial briefs and reply briefs were filed in September and October  2003, respectively, and the Administrative Law Judge’s Initial Decision was issued December 1, 2003.  Briefs on exceptions and briefs opposing exceptions were filed in December 2003 and January 2004, respectively.  Prior to the hearing, the Missouri Public Service Commission and the Indicated Producers filed a settlement with the Commission that would resolve the claims against Indicated Producers.  On January 28, 2004, the Commission issued an order approving the settlement, which requires the Indicated Producers to refund approximately $27.7 million to Central on March 12, 2004 and for Central to refund the same amount to Missouri customers on March 26, 2004.

Included in receivables and in current liabilities at December 31, 2003 is $42.4 million related to the outstanding Missouri proceedings. Also accrued in current liabilities at December 31, 2003, is $2.8 million related to the Kansas settlement pending authorization from the Kansas Corporation Commission (KCC).  Central also has a reserve of less than $2.0 million for interest and other costs related to the ultimate settlement of all proceedings related to these matters.  In February 2004, Central distributed an additional $1.2 million as authorized by the KCC.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At December 31, 2003 and 2002, Central had accrued a liability of approximately $6.8 million and $7.8 million, respectively, representing the current estimate of future environmental cleanup costs to be incurred over approximately the next five to six years.

Central is also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA.  The Amendments require the EPA to promulgate new regulations pertaining to mobile sources, air toxins, areas of ozone non-attainment and acid rain.  Regulations pertaining to Hazardous Air Pollutants (HAPs) and the Maximum Available Control Technology (MACT) may potentially impact Central’s operations.  EPA’s promulgation of new ozone standards and the designation of new nonattainment areas may also potentially impact Central.  Central cannot predict the costs with any certainty at this time resulting from the installation of controls under these initiatives.  The effective compliance date for the HAPs and MACT regulations and installation of associated controls is anticipated to be during 2006; however, an extension of this date may result from the delay associated with promulgating these rules.  Any controls required under the new ozone standards would likely be required for installation during 2006 or later.

Central considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business.  The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998 Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Gynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  Following the completion of that discovery, and in coordination with other defendants, Central intends to move to dismiss Grynberg’s qui tam claims on the grounds that he is not the original source of the allegations.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiff seeks unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserves the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The issue of certification is due to be fully briefed by August 16, 2004, with oral argument to follow on September 17, 2004.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiff seeks unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserves the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The issue of certification is due to be fully briefed by August 16, 2004, with oral argument to follow on September 17, 2004.

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by Kansas City Power and Light (KCPL) against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million. On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim.

The settlement amount in excess of a $2.0 million deductible that was applicable to Central and another Williams’ entity, also named as a defendant, is covered under Williams’ excess-liability insurance policies.  Pursuant to the purchase agreement between Williams and Southern Star, Williams agreed to pursue these claims under such excess-liability insurance policies and to pay Southern Star the amount of any recovery it receives.  The Company expects its ultimate share of legal fees and/or settlement costs to be approximately $1.4 million, of which approximately $0.8 million had been paid at December 31, 2003 and the remainder had been accrued as an adjustment to the purchase price paid by Southern Star in the Acquisition.

Summary of Commitments and Contingencies

In connection with the purchase of Central from Williams, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Kansas Litigation. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements and to cooperate in general with Central in the preparation of its defense.

The Company is subject to claims and legal actions in the normal course of business in addition to those disclosed above. While no assurances can be given, management believes, based on advice of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers and other indemnification arrangements, that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s future financial position, results of operations or cash flow requirements. Costs incurred to date of defending pending cases have not been material.

Other Commitments

Abandoned Projects

In June 2002, Williams suspended Central’s Western Frontier business development project.  Accordingly, approximately $7.6 million of associated costs incurred on the project was charged to miscellaneous expense.

Central had entered into agreements with a third party for connection of service with a power plant in Oklahoma.  Central was notified in November 2002 of the party’s intent to terminate the project.  Accordingly, Central recorded a $3.3 million reserve in the fourth quarter of 2002 for estimated construction and development costs associated with this project.  Settlement was reached with the third party in August 2003 whereby Central was reimbursed $2.5 million for such costs and was relieved of all obligations under the project.  As a result of the settlement and closure of the project, Central had reduced the remaining reserve by $2.9 million as of December 31, 2003.  The reduction was recorded in miscellaneous other income on the accompanying Statement of Operations.

Commitments for Construction

The Company has estimated capital expenditures of $33.4 million in 2004, which includes commitments of $2.8 million at December 31, 2003.

8.

Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	Southern Star		Predecessor
	2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	2001
Current provision (benefit):
Federal	$(551)	$551	$7,278	$4,360
State	(70)	131	1,358	816
	(621)	682	8,636	5,176
Deferred provision (benefit):
Federal	4,327	(123)	(1,390)	6,997
State	1,098	(24)	6,137	1,588
	5,425	(147)	4,747	8,585
Income tax provision	$4,804	$535	$13,383	$13,761

Reconciliation of the normal statutory federal income tax rate to Southern Star’s effective income tax provision is as follows:

	Southern Star		Predecessor
	2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	2001
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	14.4	5.4	20.2	4.5
Permanent items:
Nondeductible preferred stock expenses	53.0	-	-	-
Other, net	1.2	1.6	0.4	0.3
Income tax provision	103.6%	42.0%	55.6%	39.8%

Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (expressed in thousands):

	2003	2002
Deferred tax assets:
Tax benefit carryforwards	$9,498	$-
Property, plant and equipment	-	9,138
Accrued environmental	2,679	3,051
Accrued employee benefits	15,337	5,637
Other	2,045	2,726
Total deferred tax assets	29,559	20,552

Deferred tax liabilities:
Property, plant and equipment	13,677	-
Intangibles	10,202	11,876
Regulatory assets	8,633	8,460
Other	2,120	69
Total deferred tax liabilities	34,632	20,405
Net deferred tax assets (liabilities)	$(5,073)	$147

Classification :
Net current assets	$205	$1,604
Net long-term liabilities	(5,278)	(1,457)
Net deferred tax assets (liabilities)	$(5,073)	$147

9.  Dividends and Related Restrictions

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $37.5 million was declared through December 31, 2003 and recorded as a return of capital in the accompanying financial statements.  Of this amount, $25.0 million was paid in 2003 and $12.5 million was paid in January 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s indenture and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.

The Company’s Senior Note indenture contains restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.

The Company’s preferred stock and related agreements also restrict the payment of dividends or distributions to Highstar, subject to certain conditions.

10.  Employee Benefit Plans

In 2003, Central received actuarial results for its pension and other postretirement benefit plans as of December 31, 2002.  Based on this information, Central recorded a $13.2 million increase to its union pension plan obligation, a $0.1 million decrease to its salaried pension plan obligation, and a $9.7 million increase to its other postretirement benefit plans obligations.  The increases in Central’s obligations are primarily a result of changes in the underlying actuarial assumptions and market performance of the plans’ assets during 2002.  Since the Company follows SFAS No. 71, increases in the liabilities associated with these plans result in a corresponding increase in the regulatory assets for future recovery of these costs in Central’s rates.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees (Union Plan). The Union Plan covers 42% of the approximately 445 total employees of Central.

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Union Plan for the periods indicated.  The information for December 31, 2002 and prior periods was provided by Williams’ actuary based on the terms of the purchase and sale agreement.  The table below presents a reconciliation of the funded status of these benefits to the amount recognized in the Balance Sheets, at December 31, 2003 and 2002 (expressed in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$20,786	$24,130
Service cost	1,241	834
Interest cost	2,276	1,769
Actuarial (gain) loss	3,046	(4,579)
Benefits paid	(1,057)	(1,368)
Change in actuarial assumptions	13,226	-
Benefit obligation at end of year	39,518	20,786

Change in plan assets:
Fair value of plan assets at beginning of year	12,218	15,289
Actual return on plan assets	543	(2,001)
Employer contributions	872	298
Benefits paid	(1,057)	(1,368)
Fair value of plan assets at end of year	12,576	12,218
Funded status	(26,942)	(8,568)
Unrecognized net actuarial loss	3,953	315
Accrued benefit cost	$(22,989)	$(8,253)

Accrued benefit costs reported above are reflected in other accrued liabilities and accrued pension on the accompanying Balance Sheets.  The accumulated benefit obligation for this defined benefit pension plan was $33.3 million and $16.2 million at December 31, 2003 and 2002, respectively.

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	Southern Star		Predecessor
	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	For the Year Ended December 31, 2001
Components of net periodic pension expense:
Service cost	$1,241	$104	$730	$826
Interest cost	2,276	221	1,548	1,757
Expected return on plan assets	(1,153)	(172)	(1,205)	(1,895)
Amortization of transition obligation	-	56	394	450
Amortization of prior service cost	-	57	395	452
Recognized net actuarial gain	-	-	-	(225)
Regulatory asset amortization	496	-	(1,256)	(518)
Net periodic pension expense	$2,860	$266	$606	$847

The following are the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	Southern Star		Predecessor
	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	2001
Discount rate	6.25%	7.00%	7.00%	7.50%
Rate of compensation increase	4.00%	5.00%	5.00%	5.00%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	Southern Star		Predecessor
	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	2001
Discount rate	6.75%	7.50%	7.50%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%	10.00%
Rate of compensation increase	4.50%	5.00%	5.00%	5.00%

The Union Plan sponsor, Central, employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  The long-term portfolio return is established with proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

In connection with the Acquisition, Central recorded its previously unrecognized transition obligation, net actuarial gains and prior service costs totaling $1.5 million pursuant to the requirements of SFAS No. 87. As a regulated entity, Central recovers these prudently incurred costs through its rates. As such, Central also recognized a regulatory asset of a like amount at the date of Acquisition.

The Union Plan’s weighted-average asset allocations by asset category are as follows:

	12/31/2003	12/31/2002
Equity securities	33%	79%
Debt securities	7%	16%
Cash equivalents	60%	5%
Total	100%	100%

The investment objectives of the Plan are as follows:

(1)

To fully fund the Accumulated Benefit Obligation for the Union Plan;

(2)

To maximize returns with reasonable and prudent levels of risk associated with long-term investment objectives;

(3)

To minimize fluctuations in dollar contributions from year to year, but this objective is subordinate to the other objectives; and

(4)

To accommodate the short-term liquidity requirements of the Union Plan.

A formal biannual review of these investment objectives will be performed by the Investment Committee.  These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee.  The Investment Committee should also reexamine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Union Plan’s characteristics.

All investments, unless specifically approved by the Investment Manager, will be readily marketable and of suitable investment quality.

As of December 31, 2003 the Investment Committee was continuing to transition its investment mix to meet the guidelines of the Investment Policy.   The policy of the Union Plan is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.

Percent of Total Assets at Market Value

Asset Class	Minimum	Target	Maximum
U.S. equities	35%	45%	65%
Non-U.S. equities	5%	10%	15%

Total equities	40%	55%	70%

Fixed income and cash	30%	45%	60%
Special situations	0%	0%	5%

The asset allocation range established by this Investment Policy Statement is based upon a long-term investment perspective.  As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range.  The Investment Committee will be responsible for rebalancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

Common stock investments shall be restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ.  Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company, is prohibited.

The company expects to contribute an amount equal to the four quarterly installments for the 2004 plan year  in the estimated amount of $0.7 million each plus the 2003 minimum required contribution of $2.9 million for an estimated total of $5.7 million.

Non-Union Employee Retirement Plan

Pursuant to the terms of the Acquisition, Williams assumed responsibility for pension costs for all Central’s non-union employees through the Acquisition date. Effective January 1, 2003, non-union employees are covered under a new Southern Star retirement plan, with benefit credit service retroactive to November 16, 2002 (Non-Union Plan).  Central recorded $0.4 million as its estimated liability under the Non-Union Plan from the date of Acquisition through December 31, 2002. Central recorded a regulatory asset for a corresponding amount for future recovery of these costs.

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated.  The table also presents a reconciliation of the funded status of these benefits to the amount recognized in the Balance Sheets at December 31, 2003 and 2002 (expressed in thousands):

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$400	$-
Service cost	1,582	400
Interest cost	17	-
Actuarial loss	167	-
Adjust 2002 service cost estimate	(142)	-
Benefit obligation at end of year	2,024	400
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	1	-
Employer contributions	200	-
Fair value of plan assets at end of year	201	-
Funded status	(1,823)	(400)
Unrecognized net actuarial loss	166	-
Accrued benefit cost	$(1,657)	$(400)

Accrued benefit costs reported above are reflected in other accrued liabilities and accrued pension on the accompanying Balance Sheets.  The accumulated benefit obligation for this defined benefit pension plan was $1.5 million and $0.2 million at December 31, 2003 and 2002, respectively.

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002
Components of net periodic pension expense:
Service cost	$1,582	$-
Interest cost	17	-
Regulatory asset amortization	(210)	-
Net periodic pension expense	$1,389	$-

The following are the weighted-average assumptions used to determine benefit obligations:

	December 31, 2003	For the Period November 16 through December 31, 2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.50%

The following are the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	December 31, 2003	For the Period November 16 through December 31, 2002
Discount rate	6.75%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%

The Non-Union Plan sponsor, Central, employs a building block approach in determining the expected long-term rate on return on plan assets.  Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  The long-term portfolio return is established with proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The investment objectives of the Non-Union Plan are as follows:

(1)

To fully fund the Accumulated Benefit Obligation for the Non-Union Plan;

(2)

To maximize returns with reasonable and prudent levels of risk associated with long-term investment objectives;

(3)

To minimize fluctuations in dollar contributions from year to year, but this objective is subordinate to the other objectives; and

(4)

To accommodate the short-term liquidity requirements of the Non-Union Plan.

A formal biannual review of these investment objectives will be performed by the Investment Committee.  These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee.  The Investment Committee should also reexamine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Non-Union Plan’s characteristics.

All investments, unless specifically approved by the Investment Committee, will be readily marketable and of suitable investment quality.

It shall be the policy of the Non-Union Plan to invest assets in accordance with the maximum and minimum range for each asset class as stated below.

Percent of Total Assets at Market Value

Asset Class	Minimum	Target	Maximum
U.S. equities	35%	45%	65%
Non-U.S. equities	5%	10%	15%

Total equities	40%	55%	70%

Fixed income and cash	30%	45%	60%
Special situations	0%	0%	5%

The asset allocation range established by this Investment Policy Statement is based upon a long-term investment perspective.  As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range.  The Investment Committee will be responsible for rebalancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

The Non-Union Plan’s weighted-average asset allocations by asset category are as follows:

12/31/2003
Equity securities	39%
Debt securities	20%
Other (cash)	41%
Total	100%

The Non-Union Plan sponsor, Central, will employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  Risk tolerance is established through careful consideration of plan liabilities and plan funded status.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.

Common stock investments shall be restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ.  Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company is prohibited.

For the 2004 plan year, the Company expects to contribute an amount equal to the four quarterly installments for the 2004 plan year in the estimated amount of $0.3 million each plus the remaining balance of its 2003 minimum required contribution of $1.2 million.

Postretirement Benefits Other than Pensions

Central’s Welfare Benefits Plan (Welfare Plan) provides medical and life insurance benefits to certain employees who retire under Central’s retirement plans. The Welfare Plan is contributory for medical and contributory for some retired employees for life insurance benefits in excess of specified limits.  Eligible employees under the Welfare Plan are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.  Pursuant to the terms of the Acquisition, Williams assumed responsibility for postretirement medical benefits for all retired non-union employees at the date of Acquisition.

For qualifying union employees, Central funds these benefits through a trust agreement under the Southern Star Voluntary Employees’ Beneficiary Association for Collectively Bargained Employees (Union VEBA). Funding is made on a monthly basis in accordance with the requirements under Central’s latest rate settlement with the FERC.

All qualifying active non-union employees eligible for postretirement medical benefits at the date of Acquisition remain the responsibility of Southern Star and are covered by the same Welfare Plan as the Union employees.  Central established a separate Southern Star Voluntary Employees’ Beneficiary Association for Non-Collectively Bargained Employees (Non-Union VEBA) in May 2003 to fund these costs.

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included in the accompanying Balance Sheets (expressed in thousands):

	December 31, 2003	For the period November 16 through December 31, 2002
Benefit obligation at beginning of period	$27,662	$27,342
Service cost	598	70
Interest cost	2,488	313
Actuarial (gain) loss	5,818	(9)
Benefits paid	(871)	(54)
Change in underlying actuarial assumptions	9,738	-

Benefit obligation at end period	45,433	27,662
Change in plan assets:
Fair value of plan assets at beginning of period	20,791	20,090
Actual return on plan assets	139	35
Employer contributions	4,696	720
Benefits paid	(871)	(54)

Fair value of plan assets at end of period	24,755	20,791

Funded status	(20,678)	(6,871)
Unrecognized net actuarial loss	6,443	-
Accrued benefit cost	$(14,235)	$(6,871)

Accrued benefit costs reported above are reflected in other accrued liabilities and postretirement benefits other than pension on the accompanying Balance Sheets.  The accumulated benefit obligation for the Welfare Plan was $45.4 million and $27.7 million at December 31, 2003 and 2002, respectively.

The following table sets forth the components of net periodic postretirement benefit costs, including amount for the window period amortization, for the periods indicated (expressed in thousands):

	Southern Star		Predecessor
	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	2001
Components of net periodic benefit expense:
Service cost	$598	$57	$397	$510
Interest cost	2,488	432	3,027	3,286
Expected return on plan assets	(1,216)	(353)	(2,471)	(3,092)
Amortization of transition obligation	-	172	1,202	1,374
Amortization of gain	-	-	-	(313)
Regulatory recovery of costs	2,706	264	1,849	2,811
Net periodic benefit expense	$4,576	$572	$4,004	$4,576

In connection with the Acquisition, Central recorded its previously unrecognized transition obligation, net actuarial gains/losses, and prior service costs totaling $8.2 million at November 16, 2002, pursuant to the requirements of SFAS No. 106.  The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates.  As such, the liability recognized was offset with a corresponding regulatory asset.

The following are the weighted-average assumptions used to determine benefit obligations:

	Southern Star		Predecessor
	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	6.25%	7.00%	7.00%

The following table summarizes the various assumptions used to determine the net periodic benefit cost:

	Southern Star		Predecessor
	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	6.75%	7.50%	7.50%
Expected return on plan assets	6.00%	8.50%	8.50%

Assumed health care cost trend rates for the periods indicated:

	December 31, 2003	December 31, 2002
Health care cost trend rate assumed for next year	14.00%	13.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%

Year that the rate reaches the ultimate trend rate	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$490	$(397)
Effect on accumulated postretirement benefit
obligation	$5,386	$(4,414)

The Welfare Plan sponsor, Central, employs a building block approach in determining the expected long-term rate on return on plan assets.  Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  The long-term portfolio return is established with proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The employer’s other postretirement benefit plan weighted-average asset allocations by asset category are as follows:

	December 31, 2003	December 31, 2002
Equity securities	0%	0%
Debt securities	0%	0%
Cash and cash equivalents	100%	100%
Total	100%	100%

As of December 31, 2003 the Investment Committee is in the process of developing an Investment Policy for the Welfare Plan’s assets. The Policy will employ a total return investment approach whereby a mix of equities and fixed income investments will be used to maximize the long-term return of Welfare Plan assets for a prudent level of risk.  Risk tolerance will be established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio will contain a diversified blend of equity and fixed-income investments.  Furthermore, equity investments may be diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  Other assets such as real estate, private equity, and hedge funds may be used judiciously to enhance long-term returns while improving portfolio diversification.  Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk may be measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

Common stock investments shall be restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ.  Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company, is prohibited.

Central currently collects $4.6 million annually through its rates for the cost of providing postretirement medical benefits as described above, including approximately $0.2 million of amortization of “window period” costs. The regulatory asset balance for Central’s window period costs was $1.5 million at December 31, 2003 and should be recovered through rates in approximately nine years. Central recognizes its annual expense concurrent with the receipt of revenues. The difference between FERC’s allowed annual revenues for these costs and Central’s annual expense pursuant to SFAS No. 106 is recorded as an increase or decrease in its liability for postretirement medical benefits with an offset to the regulatory asset, as required under Central’s effective rate settlement.

For the 2004 plan year, the estimated contributions are $0.8 million, $4.0 million, and $0.1 million for the Non-Union VEBA, Union VEBA, and life insurance premiums, respectively.

Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the year ended December 31, 2003 and the post-acquisition period ending December 31, 2002 was $2.1 million and $0.2 million, respectively.

11.

Financial Instruments

The following methods and assumptions were used by Southern Star in estimating its fair-value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value due to the short maturity of instruments.

Notes Payable: The carrying amount is a reasonable estimate of fair value due to the short maturity of instruments.

Long-Term Debt: The estimated fair value of Southern Star’s debt is based on quoted market prices at December 31, 2003 and 2002.

Interest Rate Swap Valuation:  The estimated fair value of Southern Star’s interest rate swap is based on quoted market prices at December 31, 2003.

The carrying amount and estimated fair values of Southern Star’s financial instruments as of December 31, 2003 and 2002 are as follows (expressed in thousands):

	Carrying Amount		Fair Value
	2003	2002	2003	2002
Financial Assets:
Cash and cash equivalents	$65,887	$42,408	$65,887	$42,408
Financial Liabilities :
Notes payable	-	203,995	-	203,995
Long-term debt	404,740	174,664	431,926	166,250
Interest rate swap	524	-	524	-

Concentrations of Credit Risk

Southern Star’s trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the central United States. Southern Star’s credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

12.

Major Customers

Central’s two major customers are Missouri Gas Energy, a division of Southern Union Company, and Kansas Gas Service Company, a division of ONEOK. Revenues received from Missouri Gas Energy were $46.1 million, $6.0 million, $41.1 million, and $47.5, respectively, for the year ended December 31, 2003, the post-acquisition period ended December 31, 2002, the pre-acquisition period ended November 15, 2002, and the year ended December 31, 2001.  Revenues received from Kansas Gas Service Company were $42.4 million, $5.1 million, $35.5 million, and $44.1 million, respectively, for the year ended December 31, 2003, the post-acquisition period ended December 31, 2002, the pre-acquisition period ended November 15, 2002, and year ended December 31, 2001, respectively.

Missouri Gas Energy had receivable balances of $3.9 million, $3.9 million, $4.0 million, and $3.9 million for the year ended December 31, 2003, the post-acquisition period ended December 31, 2002, the pre-acquisition period ended November 15, 2002, and the year ended December 31, 2001, respectively.  Kansas Gas Service Company had receivable balances of $3.9 million, $3.4 million, $3.4 million, and $3.5 million for the year ended December 31, 2003, the post-acquisition period ended December 31, 2002, the pre-acquisition period ended November 15, 2002, and the year ended December 31, 2001, respectively.

13.  Stock-Based Compensation

Prior to Central’s Acquisition by Southern Star, Central participated in Williams’ stock based awards program. Williams plans provided for common stock-based awards to its employees and employees of its subsidiaries. The plans permitted the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may have been granted for no consideration other than prior and future services or based on certain financial performance targets having been achieved. The purchase price per share for stock options may not have been less than the market price of the underlying stock on the date of grant. Stock options generally became exercisable after three or five years, subject to accelerated vesting if certain stock prices or if specific financial performance targets were achieved. Williams’ stock options normally expire ten years after grant; all options granted to Central’s employees expired six months after the date of Acquisition.

A summary of stock options granted to employees of Central under the plans is shown in the following table (options in thousands):

	Predecessor
	For the Period January 1 through November 15, 2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of year	608	$28.18	591	$28.04
Granted	111	15.86	87	37.97
Exercised	(1)	15.19	(34)	14.99
Forfeited/expired	(164)	23.41	(9)	36.19
Adjustment Allocation % for Gas Pipes	(76)	24.16	—	—
Adjustment for WCG spin-off [1]	—	—	51	—
Employee transfers, in	303	28.13	10	24.07
Employee transfers, out	(60)	24.28	(88)	24.46
Outstanding — end of year	721	$28.11	608	$28.18
Exercisable at year end	719	$28.12	484	$26.48

(1)  Effective with the spin-off of Williams Communications Group (WCG) on April 23, 2001, by Williams, the number of unexercised Williams stock options and the exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the spin-off.

The estimated fair value at date of grant of stock options granted to employees of Central for the period January 1 through November 15, 2002 and the year 2001, using the Black-Scholes option pricing model, is as follows:

	Predecessor
	For the Period January 1 through November 15, 2002	2001
Weighted-average grant date fair value of options for Williams common stock granted during the year	$2.77	$10.93
Assumptions:
Dividend yield	1.0%	1.9%
Volatility	56.0%	35.0%
Risk-free interest rate	3.6%	4.8%
Expected life (years)	5.0	5.0

The following table illustrates the effect on net income as if Central had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (expressed in thousands):

	Predecessor
	For the Period January 1 through November 15, 2002	2001
Net income, as reported	$10,695	$20,828
Add: Deferred share expense, net of tax	62	118
Deduct: Total stock-based employee compensation expense	-	-
determined under fair value based method for all awards, net of tax	20	383
Pro forma net income	$10,777	$21,329

14.  Operating Leases

Southern Star leases certain office and pipeline facilities and equipment under various operating lease agreements.  The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2004	$2,515
2005	1,017
2006	100
2007	36
2008	12
Total	$3,680

Total rental expense relating to operating leases was $1.6 million, $0.3 million, $1.4 million and $1.8 million for the year ended December 31, 2003, the period November 16 through December 31, 2002, the period January 1 through November 15, 2002, and the year ended December 31, 2001, respectively.

15.  Related Party Transactions

Central participated in Williams’ cash management program, pursuant to which funds were advanced to Williams on a daily basis and repaid to Central as needed to fund operations.  The advances were represented by demand notes payable to Central and interest accrued on the advances was based on LIBOR plus an applicable margin.  On November 15, 2002, Central’s advance balance, net of intercompany receivables and payables, of $30.5 million was dividended to Williams as a term of the Acquisition by Southern Star.

In January 2003, the Company used the $50.0 million proceeds of its Series A Preferred Stock issuance discussed in Note 6 to repurchase 22.22 shares of common stock from Highstar.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, of which $25.0 million was paid in September 2003.  In December 2003, an additional $12.5 million was recorded as declared; this amount was paid in January 2004.

Affiliates of American International Group, Inc. currently provide insurance to Southern Star on an arms-length basis.

Highstar, the holder of 98% of Southern Star’s common stock, and Central and Western Frontier, Southern Star’s subsidiaries, are currently negotiating a management services agreement.  Pursuant to the proposed arrangement, Highstar would provide management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year.  The agreement, if entered into on the terms currently contemplated, will be terminable at will upon 30 days’ notice by either party.  The agreement, when finalized, will be effective as of June 1, 2003.  The Company has accrued expenses since that date for the provision of these services.

16.

Management Contract

Effective November 20, 2002, Southern Star entered into a management services agreement with Energy Worx, Inc., a subsidiary of Southern Union Company, for management of the day-to-day operations of Central during the transition from Williams. Pursuant to terms of the agreement, Southern Star paid approximately $1.0 million for these services. The agreement with Energy Worx was terminated as of May 12, 2003.

17.  Quarterly Data (Unaudited)

Southern Star was formed on September 11, 2002 but undertook no financial activity until the Acquisition became effective on November 16, 2002.  The pre-acquisition quarterly information reflects the results of operations for Central, the predecessor company.  Hence, there is a blackline division on the quarterly financial data below which is intended to signify that the reporting entities shown are not comparable.

The following summarizes selected quarterly financial data for 2003 and 2002 (expressed in thousands):

	2003
	Southern Star
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$39,543	$39,471	$39,401	$40,183
Operating costs and expenses	30,912	29,237	26,627	28,884
Operating income	8,631	10,234	12,774	11,299
Interest expense	8,795	11,239	12,175	10,187
Interest income	(145)	(115)	(219)	(226)
Miscellaneous other (income) expense, net	(159)	(76)	(2,991)[1]	(166)
Total other (income) expense, net	8,491	11,048	8,965	9,795
Income (loss) before income taxes	140	(814)	3,809	1,504
Provision for income taxes	690	487	2,294	1,333

Net Income (Loss)	$(550)	$(1,301)	$1,515	$171

	2002
	Predecessor				Southern Star
	First Quarter	Second Quarter	Third Quarter	For the Period October 1 through November 15, 2002	For the Period November 16 through December 31, 2002

Operating revenues	$39,851	$40,648	$39,653	$19,352	$20,454
Operating costs and expenses	29,900	31,539	28,382	12,519	12,351
Operating income	9,951	9,109	11,271	6,833	8,103
Interest expense	2,986	3,501	3,514	1,709	3,727
Interest income	(192)	(161)	(376)	(282)	(204)
(Gain)loss on sale of assets	-	(4)	9	-	-
Miscellaneous other (income) expense, net	(464)	7,425 [1]	(297)	(4,282)[2]	3,303 [1]
Total other (income) expense, net	2,330	10,761	2,850	(2,855)	6,826
Income (loss) before income taxes	7,621	(1,652)	8,421	9,688	1,277
Provision for income taxes	3,042	2,858	3,681	3,802	535

Net Income (Loss)	$4,579	$(4,510)	$4,740	$5,886	$742

(1)

See Note 7 – Other Commitments

(2)

See Note 7 – Kansas Ad Valorem Reimbursement

INDEX TO EXHIBITS

3.1	*	—Second Amended and Restated Certificate of Incorporation of Southern Star Central Corp., filed August 7, 2003.
3.2	*	—Bylaws of Southern Star Central Corp.
3.3	*	—Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.
3.4	*	—Bylaws of Southern Star Central Gas Pipeline, Inc.
3.5	+	—Certificate of Amendment of Certificate of Incorporation of Southern Star filed March 15, 2004.
4.1	*	—Indenture, dated August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.
4.2	+	—8 1/2% Senior Secured Note Due 2010.
4.3	*	—Stock Pledge Agreement, dated as of August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.
4.4	*	—Purchase Agreement, dated as of August 1, 2003, by and among Southern Star Central Corp. and Lehman Brothers, Inc., as the Initial Purchaser.
4.5	*	—Shareholders Agreement, dated as of January 21, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.6	*	—Contingent Equity Facility Agreement, dated as of January 22, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.7	*	—Letter Agreement, dated as of December 26, 2003, by and among AIG Highstar Capital, L.P., ASC Central, LLC, and Southern Star Central Corp.
4.8	*	—Indenture, dated November 8, 1999, by and among Southern Star Central Gas Pipelines, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and The Bank of New York, as Trustee.
4.9	+

—Credit Agreement, dated as of August 8, 2003, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.10	+

—Amended Credit Agreement, dated as of February 24, 2004, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.11	+	—Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.
4.12	+	—Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.

#

4.13	+	—Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
10.1	*

—Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK (f/k/a Western Resources, Inc.).

10.2	*

—Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3	*	—Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.
10.4	+	—Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
12.1	+	—Computation of Ratio of Earnings to Fixed Charges.
21.1	*	—Subsidiaries of Southern Star Central Corp.
31.1		—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.0

—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (Registration No. 333-110979).

+ Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 18, 2004.

Exhibit 31.1

CERTIFICATION

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., certify that:

1.

I have reviewed this annual report on Form 10-K/A of Southern Star Central Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) – 15(e) and 15(d) – 15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date
By:	/s/ Christopher H. Lee	Chief Executive Officer	March 18, 2004
Christopher H. Lee

Exhibit 31.2

CERTIFICATION

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., certify that:

1.

I have reviewed this annual report on Form 10-K/A of Southern Star Central Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) – 15(e) and 15(d) – 15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date
By:	/s/ Michael J. Walsh	Chief Financial Officer	March 18, 2004
Michael J. Walsh

    Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report on Form 10-K/A of Southern Star Central Corp. (the Company), a Delaware corporation, for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Christopher H. Lee, Chief Executive Officer of the Company, and Michael J. Walsh, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbane-Oxley Act of 2002 and is not intended to be used or relied upon for any other purpose.

	Signature	Title	Date
By:	/s/ Christopher H. Lee	Chief Executive Officer	March 18, 2004
Christopher H. Lee
By:	/s/ Michael J. Walsh	Chief Financial Officer	March 18, 2004
Michael J. Walsh

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.