Form 10-Q
period 2004-03-31
SOUTHERN STAR CENTRAL CORP
filed 2004-05-07
CIK 1260349

#

#

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2004

or

[

]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ____________________

Commission file number 333-110979

SOUTHERN STAR CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3712210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

599 Lexington Avenue, 25th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (646) 735-0550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X

     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes

  No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of May 5, 2004.

TABLE OF CONTENTS

SOUTHERN STAR CENTRAL CORP.

Page

PART I – Financial Information

Item 1.

Consolidated Financial Statements and Supplementary Data

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Condensed Notes to the Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.

Controls and Procedures

26

PART II – Other Information

Item 1.

Legal Proceedings

26

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits and Reports on Form 8-K

27

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$52,709	$65,887
Receivables:
Trade	12,918	13,747
Kansas Ad Valorem reimbursement	14,646	42,391
Income taxes	156	163
Affiliates	-	250
Transportation and exchange gas	1,083	1,295
Other	1,662	2,436
Inventories	5,496	5,444
Deferred income taxes	544	205
Costs recoverable from customers	3,553	1,557
Prepaid expenses	3,347	4,461
Other	338	669
Total current assets	96,452	138,505

Property, Plant and Equipment, at cost:
Natural gas transmission plant	517,014	510,676
Other natural gas plant	36,579	30,225
	553,593	540,901
Less – Accumulated depreciation and amortization	(33,471)	(26,752)
Property, plant and equipment, net	520,122	514,149

Other Assets:
Goodwill	35,915	35,915
Costs recoverable from customers	44,377	45,832
Prepaid expenses	2,007	2,026
Other deferred and noncurrent assets	11,718	11,212
Total other assets	94,017	94,985
Total Assets	$710,591	$747,639

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,128	$1,653
Affiliates	-	127
Transportation and exchange gas	1,083	1,295
Dividends	-	12,500
Other	6,158	4,467
Accrued other taxes	5,581	4,592
Accrued Kansas Ad Valorem tax reimbursement	16,192	45,165
Accrued interest	7,799	7,790
Accrued payroll and employee benefits	8,294	16,035
Contract reformation	-	1,995
Costs refundable to customers	-	441
Other accrued liabilities	9,359	6,696
Total current liabilities	56,594	102,756

Long-Term Debt:
Capitalized lease obligation	9,000	-
Other long-term debt	404,761	404,740
Total long-term debt	413,761	404,740

Other Liabilities and Deferred Credits:
Deferred income taxes	7,667	5,278
Postretirement benefits other than pensions	12,783	14,061
Manditorily redeemable preferred stock	48,476	48,265
Costs refundable to customers	1,886	1,864
Environmental remediation	5,391	5,549
Accrued pension	20,267	20,339
Derivative instrument liability – hedges	1,085	524
Other	3,434	3,004
Total other liabilities and deferred credits	100,989	98,884

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, March 31, 2004 & December 31, 2003	-	-
Premium on capital stock and other paid-in capital	138,001	141,001
Accumulated other comprehensive loss	(662)	(319)
Retained earnings	1,908	577
Total stockholder’s equity	139,247	141,259
Total Liabilities and Stockholder’s Equity	$710,591	$747,639

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003

	(In thousands)
Operating Revenues:
Transportation	$37,644	$36,504
Storage	3,242	2,893
Other revenue	140	146
Total operating revenues	41,026	39,543

Operating Costs and Expenses:
Operations and maintenance	8,612	7,683
Administrative and general	8,704	12,171
Depreciation and amortization	7,384	7,623
Taxes, other than income taxes	2,740	3,435
Total operating costs and expenses	27,440	30,912

Operating Income	13,586	8,631

Other (Income) Deductions:
Interest expense	10,279	8,795
Interest income	(179)	(145)
Miscellaneous other income, net	(120)	(159)
Total other deductions	9,980	8,491

Income Before Income Taxes	3,606	140

Provision for Income Taxes	2,275	690

Net Income (Loss)	$1,331	$(550)

Reconciliation of net income to total comprehensive income:

	March 31, 2004	March 31, 2003
Net income	$1,331	$-
Change in value of interest rate swap	(561)	-
Related tax benefit	218	-
Total comprehensive income	$988	$-

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,331	$(550)
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	7,384	7,623
Deferred income taxes	2,268	1,330
Provision for dividends on manditorily redeemable preferred stock	1,870	1,253
Changes in operating assets and liabilities:
Receivables	29,355	1,952
Inventories	(52)	28
Other current assets	1,002	3,176
Payables and accrued liabilities	(36,891)	5,391
Other, including changes in noncurrent assets and liabilities	460	(4,018)
Net cash provided by operating activities	6,727	16,185

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(4,393)	(2,090)
Acquisition, net of cash acquired	-	183
Proceeds from sales and salvage values, net of costs of removal	273	43
Advances to affiliates, net	247	-
Net cash used in investing activities	(3,873)	(1,864)

FINANCING ACTIVITIES:
Payments of notes payable	-	(1,525)
Proceeds from issuance of manditorily redeemable preferred stock and warrant	-	50,000
Purchase of treasury stock	-	(50,000)
Common dividends/return of capital	(15,500)	-
Debt issuance costs	(532)	(464)
Manditorily redeemable preferred stock issuance costs	-	(664)
Net cash used in financing activities	(16,032)	(2,653)

Increase (decrease) in cash and cash equivalents	(13,178)	11,668

Cash and cash equivalents at beginning of period	65,887	42,408

Cash and cash equivalents at end of period	$52,709	$54,076

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$7,628	$5,532
Income tax, net	-	597

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

#

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Southern Star Central Corp.’s 2003 Annual Report on Form 10-K.

These interim consolidated financial statements are unaudited, but in management’s opinion, reflect all adjustments necessary (including both normal recurring as well as non-recurring) for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

1.  Description of Business

Southern Star

Southern Star Central Corp. (Southern Star) was organized and incorporated in the state of Delaware on September 11, 2002 as a wholly owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  On September 13, 2002, Southern Star entered into a purchase agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition of all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all the limited liability company membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The purchase price was $555.0 million, including $380.0 million in cash plus the assumption of $175.0 million in outstanding WGP-Central debt.  The transaction (the Acquisition) became effective November 16, 2002.    Southern Star has no operations other than its investment in WGP-Central and Western Frontier.  Effective December 9, 2002, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central). Central is the Company’s only operating subsidiary.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At March 31, 2004, Central had transportation customer contracts with approximately 170 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 620 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Western Frontier

Western Frontier was established in 2000 for the purpose of developing a natural gas pipeline to deliver Rocky Mountain natural gas production into the markets in the mid-continent, including the Central system. Williams halted development work on the Western Frontier project in 2002 due to adverse market conditions.  Currently, Western Frontier has no assets, obligations or operations. The Company will continue to examine market potential for developing additional infrastructure in the Rocky Mountain region.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Results of operations for the period ended March 31, 2004, are not necessarily indicative of results to be expected for the year ending December 31, 2004.

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” A final purchase price allocation has been made and reflected in the accompanying consolidated Balance Sheets.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equal fair value.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeds the historical net book value of Central by approximately $35.9 million.  This excess has been classified as “Goodwill” on the accompanying consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

4.  Accounting Policies

Principles of Consolidation

Consolidated financial statements are presented for all periods and include the accounts of Southern Star and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the accompanying consolidated financial statements and condensed notes.  Actual results could differ from those estimates.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Recent Accounting Standards

 The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003.  The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans under certain conditions.  SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurement of benefit obligations and costs associated with postretirement benefits other than pensions.  However, certain accounting issues raised by the Act have not been addressed and significant uncertainties exist in regard to measurement of the effects of the Act.

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position (FSP) on SFAS 106 entitled, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP FAS 106-1) to address accounting and disclosure issues related to the Act.  FSP FAS 106-1 allows plan sponsors to make a one-time election to defer accounting for the effects of the Act and requires certain disclosures, pending further consideration of the underlying accounting issues.

The Company sponsors a postretirement healthcare plan that may be impacted by the new law and has elected deferral as permitted by FSP FAS 106-1.  As a regulated entity, any costs or benefits to the Company associated with the Act are expected to be recorded as increases or decreases in the Company’s regulatory asset for postretirement benefits and subsequently passed through to customers.  Therefore, the Company does not expect the effects of the new Act to have a material effect on its financial position, results of operations, or cash flows.  Required disclosures are included in Note 9.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at various dates through 2005.  The Company adopted SFAS 150 in the third quarter 2003.  The impact of adopting SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements.  This Interpretation requires existing unconsolidated VIE’s to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications.  Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities as of December 31, 2003.  Application for all other types of entities is required for periods ending after March 31, 2004, unless previously applied.  Effective March 15, 2004, Southern Star adopted FIN 46.  The provisions of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

5.  Financing

The Acquisition was partially financed by Southern Star through a senior secured credit facility with a financial institution syndicate.  Southern Star initially borrowed $200.0 million under the terms of the agreement as a bridge loan, the original term for which expired on February 27, 2003.  Central was a guarantor of the facility.  The bridge loan was extended to September 30, 2003 to allow Southern Star time to convert the facility to long-term.  Southern Star incurred costs and fees associated with the issuance of the bridge loan of $5.7 million.  These costs were amortized over the life of the bridge loan, which was repaid in full on August 8, 2003.  The interest rate on the bridge loan was the London Interbank Offered Rate (LIBOR) plus a margin of 6%.  Interest was paid monthly.

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of the bridge loan used to finance the Acquisition as discussed above.

Pursuant to the terms of the issuance, the Company filed a registration statement on December 5, 2003 with the Securities and Exchange Commission with respect to an offer to exchange the 8.5% Notes for substantially identical notes that are registered under the Securities Act.  This registration became effective in January 2004, and all Notes were exchanged.  Interest on the 8.5% Notes is payable semiannually in February and August.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds. The term loan matures on May 1, 2006.  The loan currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converts the term loan to a 4.57% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other liabilities and accumulated other comprehensive loss on the accompanying consolidated Balance Sheets.

The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no earlier than August 7, 2004.  The working capital loans bear interest at LIBOR plus 2.25%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.

Central has outstanding $175.0 million of 7.375% Senior Notes due November 2006 (the 7.375% Notes).  The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness.  Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are senior secured obligations of Central.

The Company is constructing a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority of economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central is acting as construction agent under the related agreements.  The construction fund is included in Property, Plant and Equipment on the accompanying consolidated Balance Sheet to be classified as a capital lease upon completion of the facility.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005 after completion of the facility, which is anticipated in late third quarter or early fourth quarter of 2004.

As of March 31, 2004, the Company is in compliance with the covenants of all outstanding debt instruments.

6.  Manditorily Redeemable Preferred Stock and Warrant

On January 21, 2003, Southern Star authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million.  The proceeds were used by the Company to repurchase 22.22 shares of its common stock owned by Highstar.

Concurrent with the preferred stock issuance, Southern Star also issued a warrant for the purchase of two shares of common stock to the preferred stock holder (the Warrant), which represented 2% of the then outstanding common shares.  Southern Star valued the Warrant based on its recent Acquisition of Central.  The residual proceeds, net of issuance costs, were allocated to the Series A Preferred Stock and approximate the fair value of the Series A Preferred Stock.  In accordance with SFAS 150, the Company has recorded the discounted Series A Preferred Stock as a liability in the accompanying consolidated Balance Sheets due to its mandatory redemption feature.  Due to the nominal exercise price of the Warrant ($0.01 per share), the Company considered the Warrant as equivalent to common shares with a redemption feature.  On August 8, 2003, the Warrant was amended to 1.587 shares of common stock, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price, and is classified as paid-in capital on the accompanying consolidated Balance Sheets.

The Series A Preferred Stock is senior to all other classes and series of capital stock.  The holder of the outstanding Series A Preferred Stock is entitled to receive Series A Cash Dividends and Series A Paid In Kind (PIK) Dividends.  Both the cash and PIK dividends are recorded as interest expense.

The Series A Cash Dividends are cumulative and are payable semi-annually, in arrears on May 15 and November 15 of each year, commencing May 15, 2003.  Initially, the Series A Cash Dividends accrued at a rate of 9% per annum, however, on August 7, 2003 and effective on that date, the cash dividend rate was amended to 9.25% per annum until January 21, 2005, and 8.25% thereafter.

The Series A PIK Dividend is cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock.  Dividends accrue on shares of Series A Preferred Stock issued pursuant to a PIK dividend from the first day of the quarter following the applicable dividend payment date.  In November 2003, the Company issued 16.43 additional shares of Series A Preferred Stock to the holder of the Series A Preferred Stock as payment of the PIK dividend accrued to that date.

Beginning November 15, 2007, Southern Star must annually redeem, to the extent funds are available, up to 20% of the then outstanding Series A Preferred Stock at a redemption price equal to $0.1 million per share plus accrued and unpaid dividends.

In addition to the minimum annual redemption, after January 21, 2008 (or after January 21, 2006, if a change in control has occurred and the preferred stock was not already repurchased pursuant to the put option), the Company may repurchase the Series A Preferred Stock in whole or in part at a price of $0.1 million per share plus accrued and unpaid dividends due plus a premium which includes the present value of future dividends due up to each annual redemption date (the call option).  The call option does not meet the definition of a derivative instrument in accordance with SFAS 133.

Southern Star and the holder of the Series A Preferred Stock each agree that the Series A Preferred Stock is to be characterized as an equity instrument for United States federal income tax purposes, and as such, cash and PIK dividends that are expensed for book purposes are non-deductible for tax purposes.

7.  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

 FERC Order 636

As a result of FERC Order 636, which required interstate natural gas pipelines to change the way they did business, Central has completed the reformation or termination of its natural gas supply contracts.  In January 2004, Central paid $2.0 million, its only remaining commitment related to this reformation.

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 with a proposed effective date of June 1, 2004.  This general rate proceeding will, once effective, increase Central's transportation, storage, and related rates.  Central anticipates that FERC will issue an order within 30 days of the filing accepting the rates, subject to refund, and suspending the effectiveness of the rate increase (thereby keeping the existing rates in effect) until November 1, 2004, while FERC considers Central's justifications for its rate increase.  The newly-filed rates, based on Central’s projected cost of service and projected levels of service included in the filing, propose an increase in Central's annual revenue of $49.8 million over 2003 annual revenues.   The new general rate proceeding is intended to enable Central to increase revenues to reflect cost levels that are in excess of the cost levels reflected in Central’s last FERC general rate proceeding in 1995.  Since then, Central has invested new capital in facilities, and has incurred increased income taxes and depreciation expenses.  In addition, Central is seeking an increased rate of return on equity.   The exact results of this new rate proceeding cannot be predicted with any degree of certainty.

Uniform Standards of Conduct for Transmission Providers

In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities.  The proposed standards would regulate the conduct by transmission providers of business with their energy affiliates.  The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (natural gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  In November 2003, the FERC issued a final rule in this docket, adopting new reporting requirements and regulations regarding transmission providers and their affiliates.  Southern Star is reviewing these new rules, for which the effective date has been deferred until September 1, 2004.  It is not expected that the final rule will have a material effect on Southern Star’s business.

Fuel Recovery Filings

Central recovers its actual fuel and natural gas losses on its system in-kind from its customers through an annual fuel tracker filed with the FERC.  Recovery is made by retaining a percentage of natural gas volumes transported through its system.  In November 2002, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2003 and true up the actual fuel and loss for the twelve months ended September 30, 2002.  Several customers and state commissions intervened and some protested various aspects of the filing, including the level of storage losses Central had incurred at its storage fields and the current recovery mechanism for such storage losses.  On December 31, 2002, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference.  A technical conference was held in February 2003 and the parties filed comments on the technical conference in February and March 2003.  As a result of the filing, the technical conference and comments of the parties, the FERC issued an Order in July 2003 establishing a public hearing to determine the appropriate fuel and loss the Company should be allowed to recover and the appropriate mechanism to recover such fuel and loss.  On December 1, 2003, Central made its annual fuel filing to restate its fuel and loss retention percentages for 2004.  By Order issued December 31, 2003, the FERC approved the restated fuel and loss retention percentages to be effective January 1, 2004, subject to refund, and consolidated issues in this filing with the prior filing to be resolved at the hearing.  The hearing was held the week of May 3, 2004.  Management believes its fuel and loss recovery mechanism is well supported and has been consistently applied; therefore, the Company does not anticipate any material adverse financial impact to result from the ultimate resolution of this rate matter.

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

On January 28, 2004, the FERC issued an order approving settlement with the Missouri Public Service Commission and Indicated Producers, which required the Indicated Producers to refund approximately $27.7 million to Central on March 12, 2004 and for Central to refund the same amount to Missouri customers on March 26, 2004.  The amount of the receivable and liability related to the outstanding Missouri proceedings was approximately $14.7 million at March 31, 2004.

In February 2004, Central distributed $1.2 million as authorized by the Kansas Corporation Commission (KCC).  The remaining liability related to the Kansas settlement pending authorization from the KCC was approximately $1.5 million at March 31, 2004.

Central also has a reserve of less than $2.0 million for interest and other costs related to the ultimate settlement of all proceedings related to the Kansas Ad Valorem Tax Reimbursement.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At March 31, 2004, Central had accrued a liability of approximately $6.7 million, representing the current estimate of future environmental cleanup costs to be incurred over approximately the next five to six years.

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

Legal Issues

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by Kansas City Power and Light (KCPL) against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million. On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim, and Central made net payments of $0.4 million in the first quarter of 2004 as a result of the settlement.  Any future costs incurred should be fully reimbursable by the insurance carrier.

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

The Company is subject to claims and legal actions in the normal course of business in addition to those disclosed above. While no assurances can be given, management believes, based on advice of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers and other indemnification arrangements, that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s future financial position, results of operations, or cash flow requirements.  Costs incurred to date of defending pending cases have not been material.

8.  Dividends and Related Restrictions

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $40.5 million was paid through March 31, 2004 and recorded as a return of capital in the accompanying consolidated financial statements.  Of this amount, $25.0 million was paid in 2003 and $15.5 million was paid during the first quarter of 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s indenture and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.

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

9.  Employee Benefit Plans

The Company recognized its transition obligations, prior service costs, and net actuarial gains/losses at the date of Acquisition for each of its pension and welfare benefit plans pursuant to the requirements of SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106.  As such, amortization of those costs is not included in net periodic expenses disclosed below.  These previously unrecognized costs have been included in regulatory assets on the accompanying consolidated Balance Sheets, which will be amortized as recovered through rates.

Postretirement Benefits Other Than Pensions

The Company has a Welfare Benefits Plan (Welfare Plan) that provides medical and life insurance benefits to certain retired employees.  Benefits expense for this plan for the three months ended March 31, 2004 and 2003 was $1.1 million in each period.

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003

Service cost	$150	$114
Interest cost	622	865
Expected return on plan assets	(304)	(706)
Regulatory asset amortization	676	871
Net periodic postretirement benefits expense	$1,144	$1,144

Pursuant to its latest rate settlement with the FERC, the Company makes monthly contributions of $0.4 million to its Welfare Plan trusts, commensurate with the recovery of that amount in its rates.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003.  The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans under certain conditions.  The Company’s Welfare Plan may be impacted by the new law.

As discussed in Note 4, the Company has elected to defer accounting for the effects of the Act pending the issuance of authoritative guidance on the accounting for the effect of the Act, as permitted by FSP FAS 106-1.  As such, the accompanying financial statements and footnote disclosures do not reflect the effects of the Act on the Company’s postretirement healthcare plan.  Authoritative guidance, when issued, could require the Company to revise previously reported information.

Retirement Plan

Pension expense for the Company’s pension plans for the three months ended March 31, 2004 and 2003 was $1.1 million and $1.0 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Union	Non-Union	Union	Non-Union

Service cost	$310	$396	$208	$	*
Interest cost	569	4	442		*
Expected return on plan assets	(288)	-	(344)		*
Regulatory asset amortization (accrual)	124	(52)	(42)		*
Net periodic pension expense	$715	$348	$264		$744

*

Individual components of the Non-Union plan expense are not available for the period ended March 31, 2003, as this plan was newly established during 2003.

During the first quarter of 2004, the Company made contributions to the pension plans totaling $5.1 million.

10.  Related Party Transactions

In January 2003, the Company used the $50.0 million proceeds of its Series A Preferred Stock issuance discussed in Note 6 to repurchase 22.22 shares of common stock from Highstar.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, of which $25.0 million was paid in September 2003, $12.5 million in January 2004 and $3.0 million in March 2004.  The remainder will be recorded as declared and paid as conditions that govern the payment are met, as discussed in Note 8.

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arms-length basis.

Highstar, the holder of 98% of Southern Star’s common stock, and Central and Western Frontier, Southern Star’s subsidiaries, executed a management services agreement effective as of June 1, 2003.  Pursuant to the agreement, Highstar provides certain management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year.  The agreement is terminable at will upon 30 days’ notice by either party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Southern Star Central Corp.’s financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related condensed notes thereto included elsewhere in this report and in conjunction with Southern Star Central Corp.’s audited consolidated financial statements and notes thereto included in its 2003 Annual Report on Form 10-K.

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

General

The Acquisition

On September 13, 2002, Southern Star entered into a purchase and sale agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition (the Acquisition) of all of the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all of the membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier). The sale became effective on November 16, 2002.  Prior to that date, WGP-Central was wholly owned by Williams.  Effective December 9, 2002, WGP-Central changed its name to Southern Star Central Gas Pipeline, Inc. (Central).  Western Frontier was formed by Williams for potential development of a natural gas pipeline in the Rocky Mountain region; development of that project was suspended by Williams in June 2002.  As of March 31, 2004, Central and Western Frontier were the only wholly-owned subsidiaries of Southern Star.

The Business

Southern Star is the parent company of Central, its only operating subsidiary and the sole source of its operating revenues and cash flows.  Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest.  Its primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts.  However, short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at March 31, 2004 was approximately five years.

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant.  As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services.  Expansion of its pipeline system or provision of new services generally requires authorization from the FERC.  Central’s risks of declining profits or cash flows are primarily related to its ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and its ability to prudently manage its costs.

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

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  On April 30, 2004, the Company filed for an increase in rates with the FERC.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.

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

In connection with the transition of Central to a stand-alone entity, Southern Star entered into a Management Services Agreement, dated as of November 20, 2002, with Energy Worx, Inc. (Energy Worx), which was a wholly-owned subsidiary of Southern Union Company.  Pursuant to this agreement, Energy Worx agreed to provide certain services for Central, including assistance with the day-to-day management and operations of the pipeline during the transition period.  On May 12, 2003, this agreement was terminated.  It was determined that such external managerial assistance was not necessary for future operations given the experience and abilities of Central’s management team, and thus no similar arrangement was pursued.

At the time of the Acquisition, Southern Star also entered into an agreement with Williams to accommodate the migration of Central’s information systems from Williams’ operating environment to Central’s operating environment.  The migration was complete at December 31, 2003.

Central incurred approximately $3.7 million of non-recurring general and administrative expenses and approximately $3.7 million of capital expenditures in 2003 in connection with the transition and migration to a stand-alone entity.  The capital expenditures relate to the purchase and implementation of new computer hardware and software licenses.  Central expects that the on-going cost of operating these systems and services as a stand-alone entity will be less than or consistent with the costs and expenses for such systems and services as allocated to Central by Williams prior to the Acquisition.  In addition to these non-recurring costs, the most significant impacts of the Acquisition by Southern Star on Central’s results of operations have been increased property and liability insurance premiums and increased property taxes.  These increases have been largely offset by the elimination of overhead cost allocations by Williams and other benefits of operating Central as a stand-alone entity.

Basis of Presentation and Acquisition Accounting

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  A purchase price allocation has been made, based on information gathered about the fair value of assets and liabilities acquired, including external evaluations, and is reflected in the accompanying consolidated financial statements.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equal fair value.  The Acquisition purchase price of $380.0 million, net of $175.0 million debt acquired, and $7.2 million in related Acquisition costs exceeded the net book value of Central’s historical assets and liabilities at the Acquisition date by approximately $35.9 million, which has been classified as goodwill and is not amortized, but is subject to an annual impairment test, in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”   The purchase price allocation was completed in the fourth quarter of 2003.

The Acquisition was a Section 338(h)(10) election under the Internal Revenue Code, whereby a new cost basis for Central’s assets was established for income tax purposes.  Pursuant to this election, all of Central’s deferred tax balances were eliminated at the Acquisition date.

Critical Accounting Policies

Accounting for the Effects of Regulation

Like all natural gas pipeline operators, Central is subject to regulation by the FERC.  SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected.  Accounting for businesses that are regulated and apply the provisions of SFAS 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.  As a rate-regulated entity, Central has determined that it is appropriate to apply the accounting prescribed by SFAS 71 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

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

Because Central was not involved in any rate case proceedings at the FERC as of March 31, 2004, Central had no potential rate refunds accrued as of that date.

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

Management also estimates its accruals for certain general and administrative expenses, primarily employee benefit costs and unbilled professional fees.  The estimates are based on historical experience, management’s assumptions about current period activities, and other information gathered within an accounting period.  Actual results could differ from those estimated.  Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued.  See the accompanying Condensed Notes to the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for further discussion of the Company’s accounting policies and methods that may include estimates.

Other

Please refer to the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

Operating revenues were $41.0 million for the three months ended March 31, 2004, a $1.5 million, or 3.8%, increase from the same period in the prior year, primarily due to $1.1 million higher transportation revenues in the current year.  Transportation revenues were higher during the first quarter of 2004 primarily due to an approximate $0.4 million increase in demand for park and loan services and approximately $0.9 million in current year revenues due to favorable pricing adjustments under existing contracts as compared to the same period in 2003.

Operations and maintenance expenses for the 2004 period increased by $0.9 million, or 12.1%, from $7.7 million for the prior year period, principally due to timing of expenditures.

Administrative and general expenses were $8.7 million and $12.2 million, for the quarters ended March 31, 2004 and 2003, respectively, a decrease of $3.5 million or 28.7%. The decrease is primarily attributable to $3.2 million of non-recurring costs related to the transition from Williams.

Taxes other than income taxes decreased by $0.7 million, or 20.2%, to $2.7 million for the three months ended March 31, 2004.  The decrease is mainly the result of lower estimates for state property tax assessments in the current year as compared to the prior year after giving effect to prior year actual assessments.  Current year assessments are generally made and settled during the second and third quarters.

Interest expense was $10.3 million for the most recent quarter as compared to $8.8 million for the same quarter in 2003, a $1.5 million increase.  The increase is primarily attributable to $0.6 million higher dividend expense associated with the Company’s first quarter 2003 issuance of Preferred Stock; $0.6 million of interest expense associated with the third quarter 2003 borrowing by Central under a secured credit facility; and $0.3 million higher amortization of debt expense.  The first quarter of 2003 included $3.7 million interest on a $200.0 million temporary bridge loan used to finance the Acquisition which was replaced in August 2003 by $180.0 million 8.5% Notes (the 8.5% Notes) due 2010 as also discussed below.  The first quarter 2004 interest expense on the 8.5% Notes was $3.8 million.  See below and in Note 5 of the accompanying Condensed Notes to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

The provision for income taxes was $2.3 million for the first quarter of 2004, an increase of $1.6 million from the comparable period in 2003.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding that adjustment, the Company’s effective tax rate for the current year period is 40.0% as compared to 41.9% in the prior period.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of May 5, 2004, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Notes discussed below.

Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $6.7 million and $16.2 million, respectively.  Cash from operating activities was lower in the current year period primarily as a result of pension plan contributions of $5.1 million and the timing of incentive payments to employees as compared to the prior year.

Net cash used in investing activities was $3.9 million in the first quarter of 2004 as compared to $1.9 million in the 2003 period, primarily due to higher capital expenditures in the current year period.

Net cash used in financing activities was $16.0 million for the three months ended March 31, 2004 as compared to $2.6 million for the same period of 2003, primarily as a result of cash dividend payments to Highstar of $15.5 million in the current year period compared to no such payments in the 2003 period.

In January 2003, Southern Star issued $50.0 million in manditorily redeemable preferred stock to a third-party investor.  The issuance included a warrant for two shares of common stock (the Warrant), which represented 2% of the then outstanding common shares.  The preferred stock, as amended in August 2003, carried a cash dividend rate of 9% through August 6, 2003, carries a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semiannually in May and November.  Proceeds of the issuance were used to purchase 22.22 shares of outstanding stock, which are now held as treasury shares.  On August 8, 2003, the Warrant was amended to 1.587 shares, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price.

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of the bridge loan used to finance the Acquisition as discussed above.  The balance of the proceeds was used for general corporate purposes.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement, converts the term loan to a 4.57% fixed rate obligation.  The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no earlier than August 7, 2004.  The working capital loans bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.

At March 31, 2004, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the Condensed Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At March 31, 2004, Central had a liability of approximately $1.5 million for funds collected from producers pursuant to its Kansas Ad Valorem Tax Reimbursement matter, discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements. The funds are being held by Central pending distribution to customers upon receipt of final instruction from the Kansas Corporation Commission (KCC).

Central also had an asset and corresponding liability of $42.4 million at December 31, 2003 related to the flow-through of Kansas Ad Valorem Tax Reimbursements in the state of Missouri, pending settlement at the FERC.  On January 28, 2004, the Commission issued an order approving the settlement of approximately $27.7 million which was paid to Central on March 12, 2004 and refunded by Central to Missouri customers on March 26, 2004.  The balance of the liability related to pending Missouri settlements was $14.7 million at March 31, 2004.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $40.5 million was declared and paid through March 31, 2004 and recorded as a return of capital in the accompanying consolidated financial statements.  Of this amount, $25.0 million was paid in 2003 and $15.5 million was paid in the first quarter of 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s 8.5% Notes and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.  See Note 8 of the Condensed Notes to the Consolidated Financial Statements for further discussion of the dividends and related distributions.

The Company is constructing a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority of economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central is acting as construction agent under the related agreements.  The construction fund is included in Property, Plant and Equipment on the accompanying consolidated Balance Sheet to be classified as a capital lease upon completion of the facility.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005 after completion of the facility, which is anticipated in late third quarter or early fourth quarter of 2004.

In January 2004, the Company paid the remaining balance of $2.0 million as final payment to settle its natural gas supply realignment costs as discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

In the first quarter of 2004, the Company settled its pending litigation with Kansas City Power and Light as further described in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements. After reimbursements from the insurance carrier, Central paid a net amount of approximately $0.4 million in the first quarter of 2004 as a result of the settlement.  Any future expenditures related to this claim are anticipated to be fully reimbursable by the insurance carrier.

On April 30, 2004, the Company filed a general rate case under FERC Docket RP04-276 with a proposed effective date of June 1, 2004.  The Company anticipates that the FERC will suspend the effectiveness of the rate increase until November 1, 2004.  The filing reflects a requested annual revenue increase of approximately $49.8 million, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.  For further discussion, see Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $33.4 million in 2004, excluding expenditures of approximately $9.0 million related to the capital lease on its headquarters building which is being financed under the arrangements described above.  Through March 31, 2004, the Company’s current year capital expenditures were $4.3 million.  The Company’s Southwest Missouri expansion project continues to experience construction delays.  The anticipated in-service date is currently projected to be in the third quarter of 2004.  The currently estimated total cost of the project is $12.5 million, of which $9.7 million had been spent through March 31, 2004.

Highstar, the holder of 98% of Southern Star’s common stock, and Central and Western Frontier, Southern Star’s subsidiaries, executed a management services agreement effective as of June 1, 2003.  Pursuant to the agreement, Highstar provides certain management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year.  The agreement is terminable at will upon 30 days’ notice by either party.  The Company has accrued expenses since that date for the provision of these services.

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

See Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at March 31, 2004, had a carrying value of $404.7 million and a fair value of $431.3 million.  The weighted-average interest rate of the Company’s long-term debt is 7.91%.  The Company’s $175.0 million (7.375%) and $50.0 million (4.57%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2004.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by Kansas City Power and Light (KCPL) against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million.  On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim, and Central made net payments of $0.4 million in the first quarter of 2004 as a result of the settlement.  Any future costs incurred should be fully reimbursable by the insurance carrier.

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	—Management Agreement, dated as of April 26, 2004, by and among AIG Highstar Capital, L.P., Southern Star Central Gas Pipeline, Inc. and Western Frontier Pipeline Company, L.L.C.
31.1	—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

2.

A report on Form 8-K dated March 18, 2004 was filed to announce an investor conference call regarding Southern Star Central Corp.’s fiscal year 2003 results on March 19, 2004 at 10:00 a.m. Eastern Standard Time.

3.

A report on Form 8-K dated April 19, 2004 was filed to announce that Mr. William J. Haener, a former executive of CMS Energy Corporation, has joined Southern Star Central Corp.’s Board of Directors.

4.

A report on Form 8-K dated April 22, 2004 was filed to announce Southern Star Central Corp.’s plans to file a general rate case before the Federal Energy Regulatory Commission on April 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

May 7, 2004	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
May 7, 2004	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Management Agreement, dated as of April 26, 2004, by and among AIG Highstar Capital, L.P., Southern Star Central Gas Pipeline, Inc., and Western Frontier Pipeline Company, L.L.C.
31.1	Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0

Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.