Form 10-Q
period 2004-08-09
SOUTHERN STAR CENTRAL CORP
filed 2004-08-09
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2004

or

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

  No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of August 6, 2004.

#

#

TABLE OF CONTENTS

SOUTHERN STAR CENTRAL CORP.

Page

PART I – Financial Information

Item 1.

Consolidated Financial Statements and Supplementary Data (Unaudited)

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

7

Condensed Notes to the Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.

Controls and Procedures

29

PART II – Other Information

Item 1.

Legal Proceedings

30

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits and Reports on Form 8-K

31

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$42,799	$65,887
Receivables:
Trade	12,401	13,747
Kansas Ad Valorem tax reimbursement	14,396	42,391
Income taxes	177	163
Affiliates	-	250
Transportation and exchange gas	4,884	1,295
Other	2,213	2,436
Inventories	5,525	5,444
Deferred income taxes	2,328	205
Costs recoverable from customers	3,231	1,557
Prepaid expenses	3,728	4,461
Other	673	669
Total current assets	92,355	138,505

Property, Plant and Equipment, at cost:
Natural gas transmission plant	532,607	510,676
Other natural gas plant	25,812	30,225
	558,419	540,901
Less – Accumulated depreciation and amortization	(38,487)	(26,752)
Property, plant and equipment, net	519,932	514,149

Other Assets:
Goodwill	35,915	35,915
Costs recoverable from customers	43,738	45,832
Prepaid expenses	1,937	2,026
Derivative hedging instruments	96	-
Other deferred and noncurrent assets	11,438	11,212
Total other assets	93,124	94,985
Total Assets	$705,411	$747,639

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,447	$1,653
Affiliates	-	127
Transportation and exchange gas	4,884	1,295
Dividends	-	12,500
Other	2,320	4,467
Accrued other taxes	4,553	4,592
Accrued Kansas Ad Valorem tax reimbursement	16,153	45,165
Accrued interest	8,470	7,790
Accrued payroll and employee benefits	12,689	16,035
Contract reformation	-	1,995
Costs refundable to customers	-	441
Other accrued liabilities	7,755	6,696
Total current liabilities	59,271	102,756

Long-Term Debt:
Capitalized lease obligation	9,000	-
Other long-term debt	404,781	404,740
Total long-term debt	413,781	404,740

Other Liabilities and Deferred Credits:
Deferred income taxes	11,890	5,278
Postretirement benefits other than pensions	8,113	14,061
Mandatorily redeemable preferred stock	49,708	48,265
Costs refundable to customers	1,288	1,864
Environmental remediation	4,949	5,549
Accrued pension	20,501	20,339
Derivative hedging instruments	-	524
Other	1,395	3,004
Total other liabilities and deferred credits	97,844	98,884

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, June 30, 2004 and December 31, 2003	-	-
Premium on capital stock and other paid-in capital	131,501	141,001
Accumulated other comprehensive income (loss)	58	(319)
Retained earnings	2,956	577
Total stockholder’s equity	134,515	141,259
Total Liabilities and Stockholder’s Equity	$705,411	$747,639

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2004	June 30, 2003

	(In thousands)
Operating Revenues:
Transportation	$35,957	$35,712
Storage	3,709	3,662
Other revenue	151	97
Total operating revenues	39,817	39,471

Operating Costs and Expenses:
Operations and maintenance	9,723	8,516
Administrative and general	9,407	9,494
Depreciation and amortization	7,096	7,758
Taxes, other than income taxes	2,589	3,469
Total operating costs and expenses	28,815	29,237

Operating Income	11,002	10,234

Other (Income) Deductions:
Interest expense	10,075	11,239
Interest income	(153)	(115)
Miscellaneous other income, net	(1,950)	(76)
Total other deductions	7,972	11,048

Income (Loss) Before Income Taxes	3,030	(814)

Provision for Income Taxes	1,982	487

Net Income (Loss)	$1,048	$(1,301)

Reconciliation of net income (loss) to total comprehensive income (loss):

	June 30, 2004	June 30, 2003
Net income (loss)	$1,048	$(1,301)
Change in value of interest rate swap	1,181	-
Related tax effect	(461)	-
Total comprehensive income (loss)	$1,768	$(1,301)

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003

	(In thousands)
Operating Revenues:
Transportation	$73,601	$72,216
Storage	6,951	6,555
Other revenue	291	243
Total operating revenues	80,843	79,014

Operating Costs and Expenses:
Operations and maintenance	18,335	16,199
Administrative and general	18,111	21,665
Depreciation and amortization	14,480	15,381
Taxes, other than income taxes	5,329	6,904
Total operating costs and expenses	56,255	60,149

Operating Income	24,588	18,865

Other (Income) Deductions:
Interest expense	20,354	20,034
Interest income	(332)	(260)
Miscellaneous other income, net	(2,070)	(235)
Total other deductions	17,952	19,539

Income (Loss) Before Income Taxes	6,636	(674)

Provision for Income Taxes	4,257	1,177

Net Income (Loss)	$2,379	$(1,851)

Reconciliation of net income (loss) to total comprehensive income (loss):

	June 30, 2004	June 30, 2003
Net income (loss)	$2,379	$(1,851)
Change in value of interest rate swap	620	-
Related tax effect	(243)	-
Total comprehensive income (loss)	$2,756	$(1,851)

The accompanying Condensed Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,379	$(1,851)
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	14,480	15,381
Deferred income taxes	4,246	1,793
Provision for dividends on mandatorily redeemable preferred stock	3,570	2,862
Changes in operating assets and liabilities:
Receivables	29,550	5,623
Inventories	(81)	36
Other current assets	287	4,599
Payables and accrued liabilities	(40,150)	(3,379)
Other, including changes in noncurrent assets and liabilities	(1,593)	3,402
Net cash provided by operating activities	12,688	28,466

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(10,425)	(9,638)
Acquisition, net of cash acquired	-	153
Proceeds from sales and salvage values, net of costs of removal	(592)	(86)
Advances to affiliates, net	247	-
Other investing	-	1,100
Net cash used in investing activities	(10,770)	(8,471)

FINANCING ACTIVITIES:
Payments of notes payable	-	(30,496)
Proceeds from issuance of mandatorily redeemable preferred stock and warrant	-	50,000
Purchase of treasury stock	-	(50,000)
Common dividends/return of capital	(22,000)	-
Debt issuance costs	(641)	(747)
Mandatorily redeemable preferred stock dividends	(2,365)	(1,406)
Mandatorily redeemable preferred stock issuance costs	-	(832)
Other financing	-	(3,140)
Net cash used in financing activities	(25,006)	(36,621)

Decrease in cash and cash equivalents	(23,088)	(16,626)

Cash and cash equivalents at beginning of period	65,887	42,408

Cash and cash equivalents at end of period	$42,799	$25,782

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$16,916	$16,026
Income tax, net	25	710

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

Central’s system has a mainline delivery capacity of approximately 2.3 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 40 compressor stations with approximately 224,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At June 30, 2004, Central had transportation customer contracts with approximately 169 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 602 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.  Central holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of the pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required under the NGA.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Results of operations for the period ended June 30, 2004, are not necessarily indicative of results to be expected for the year ending December 31, 2004.

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

Recent Accounting Standards

 The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurement of benefit obligations and costs associated with postretirement benefits other than pensions.

In May 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position (FSP) on SFAS 106 entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP FAS 106-2) to address accounting and disclosure issues related to the Act.  FSP FAS 106-2 supersedes FSP FAS 106-1, the initial FSP issued in January 2004 regarding the Act, and is effective for the first interim or annual period beginning after June 15, 2004.

The Company sponsors a postretirement healthcare plan that may be impacted by the new law.  As a regulated entity, any costs or benefits to the Company associated with the Act are expected to be recorded as increases or decreases in the Company’s regulatory asset for postretirement benefits and subsequently passed through to customers.  Therefore, the Company does not expect the effects of the new Act to have a material effect on its financial position, results of operations, or cash flows.  Required disclosures are included in Note 9.

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51.”  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements.  This Interpretation requires existing unconsolidated VIE’s to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

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

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converts the term loan to a 4.57% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income (loss) on the accompanying consolidated Balance Sheets.

The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Initially, loans made under the working capital line would mature no earlier than August 7, 2004, however, an amendment dated August 6, 2004 extended the maturity date to August 5, 2005.  The working capital loans bear interest at LIBOR plus 2.25%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.

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

The Company is constructing a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority of economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central is acting as construction agent under the related agreements.  The construction fund is included in Property, Plant and Equipment on the accompanying consolidated Balance Sheets to be classified as a capital lease upon completion of the facility.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005 after completion of the facility, which is anticipated in late third quarter or early fourth quarter of 2004.

As of June 30, 2004, the Company is in compliance with the covenants of all outstanding debt instruments.

6.  Mandatorily Redeemable Preferred Stock and Warrant

On January 21, 2003, Southern Star authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million.  The proceeds were used by the Company to repurchase 22.22 shares of its common stock owned by Highstar.

Concurrent with the preferred stock issuance, Southern Star also issued a warrant for the purchase of two shares of common stock to the preferred stock holder (the Warrant), which represented 2% of the then outstanding common shares.  Southern Star valued the Warrant based on its recent Acquisition of Central.  The residual proceeds, net of issuance costs, were allocated to the Series A Preferred Stock and approximate the fair value of the Series A Preferred Stock.  In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has recorded the discounted Series A Preferred Stock as a liability in the accompanying consolidated Balance Sheets due to its mandatory redemption feature.  Due to the nominal exercise price of the Warrant ($0.01 per share), the Company considered the Warrant as equivalent to common shares with a redemption feature.  On August 8, 2003, the Warrant was amended to 1.587 shares of common stock, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price, and is classified as paid-in capital on the accompanying consolidated Balance Sheets.

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

The Series A PIK Dividend is cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock.  Dividends accrue on shares of Series A Preferred Stock issued pursuant to a PIK dividend from the first day of the quarter following the applicable dividend payment date.  To date, the Company has issued 26.66 additional shares of Series A Preferred Stock to the holder of the Series A Preferred Stock as payment of the PIK dividend.

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

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 with a proposed effective date of June 1, 2004.  This general rate proceeding will, once effective, increase Central's transportation, storage, and related rates.  The FERC  issued an order on May 28, 2004 accepting the rates, subject to refund, and suspending the effectiveness of the rate increase (thereby keeping the existing rates in effect) until November 1, 2004, while FERC considers Central's justifications for its rate increase.  The newly-filed rates, based on Central’s projected cost of service and projected levels of service included in the filing, propose an increase in Central's annual revenue of $49.8 million over 2003 annual revenues.   The new general rate proceeding is intended to enable Central to increase revenues to reflect cost levels that are in excess of the cost levels reflected in Central’s last FERC general rate proceeding in 1995.  Since then, Central has invested new capital in facilities, and has incurred increased income taxes and depreciation expenses.  Capital investments since 1995 include the Company’s recently certificated “Little Mo” project.  This project’s actual costs exceeded original cost estimates, which may result in exclusion of the overage from the Company’s rate base.  Depending on the outcome of this issue in the new rate proceeding, the Company may be required to record a loss for such amount, which may be in the range of $4.0-$6.0 million before related tax effects.  In addition, Central is seeking an increased rate of return on equity.   The exact results of this new rate proceeding cannot be predicted with any degree of certainty.

The May 28 Order authorized Central to immediately implement a number of changes to its tariff of terms, operating rules and practices, thereby severing those changes from the remainder of the rate case.  Several rate case intervenors have asked the FERC to reverse this authorization.  The FERC released a Draft Order on Rehearing which denies the intervenors’ requests to make those tariff changes subject to the hearing process, but granted the requests to delay the effective date of the tariff changes until November 1, 2004.

A pre-hearing conference was held before a FERC Administrative Law Judge (ALJ) on June 16, 2004.  The ALJ issued an Order on June 21, 2004 establishing the procedural schedule for this case and scheduled the hearing to begin on April 19, 2005.

Uniform Standards of Conduct for Transmission Providers

In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to adopt uniform standards of conduct for transmission providers.  The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities.  The proposed standards would regulate the conduct by transmission providers of business with their energy affiliates.  The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (natural gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  In November 2003, the FERC issued a final rule in this docket, adopting new reporting requirements and regulations regarding transmission providers and their affiliates.  Southern Star is reviewing these new rules, for which the effective date has been deferred until September 22, 2004.  It is not expected that the final rule will have a material effect on Southern Star’s business.

Fuel Recovery Filings

Central recovers its actual fuel and natural gas losses on its system in-kind from its customers through an annual fuel tracker filed with the FERC.  Recovery is made by retaining a percentage of natural gas volumes transported through its system.  In November 2002, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2003 and true up the actual fuel and loss for the twelve months ended September 30, 2002.  Several customers and state commissions intervened and some protested various aspects of the filing, including the level of storage losses Central had incurred at its storage fields and the current recovery mechanism for such storage losses.  On December 31, 2002, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference.  A technical conference was held in February 2003 and the parties filed comments on the technical conference in February and March 2003.  As a result of the filing, the technical conference and comments of the parties, the FERC issued an Order in July 2003 establishing a public hearing to determine the appropriate fuel and loss the Company should be allowed to recover and the appropriate mechanism to recover such fuel and loss.  On December 1, 2003, Central made its annual fuel filing to restate its fuel and loss retention percentages for 2004.  By Order issued December 31, 2003, the FERC approved the restated fuel and loss retention percentages to be effective January 1, 2004, subject to refund, and consolidated issues in this filing with the prior filing to be resolved at the hearing.  The one-day hearing was held on May 3, 2004.  Post-hearing briefs were filed on June 18, 2004 and reply briefs were filed on July 19, 2004.  Management believes its fuel and loss recovery mechanism is well supported and has been consistently applied; therefore, the Company does not anticipate any material adverse financial impact to result from the ultimate resolution of this rate matter.

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

On January 28, 2004, the FERC issued an order approving settlement with the Missouri Public Service Commission and Indicated Producers, which required the Indicated Producers to refund approximately $27.7 million to Central on March 12, 2004 and for Central to refund the same amount to Missouri customers on March 26, 2004.  Also in 2004, Central distributed approximately $1.3 million as authorized by the Kansas Corporation Commission and reduced its reserve for the settlement of the Kansas Ad Valorem Tax Reimbursement by $1.8 million.  The reserve adjustment was recorded as miscellaneous other income in the accompanying Financial Statements.  The amount of the receivable and liability at June 30, 2004 related to the ultimate settlement of all proceedings was approximately $14.4 million and $16.2 million, respectively.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At June 30, 2004, Central had accrued a liability of approximately $6.2 million, representing the current estimate of future environmental cleanup costs to be incurred over approximately the next five years.

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

Legal Issues

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by Kansas City Power and Light (KCPL) against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million.  On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim, and Central has made net payments of $0.4 million through the second quarter of 2004 as a result of the settlement.  Any future costs incurred should be fully reimbursable by the insurance carrier.

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The procedural schedule in this case has been extended to provide for oral argument on class certification on October 15, 2004.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The procedural schedule in this case has been extended to provide for oral argument on class certification on October 15, 2004.

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

8.  Dividends and Related Restrictions

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $47.0 million was paid through June 30, 2004 and recorded as a return of capital in the accompanying consolidated financial statements.  Of this amount, $25.0 million was paid in 2003 and $22.0 million was paid through June 30, 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s indenture and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.

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

Postretirement Benefits Other Than Pensions

The Company has a Welfare Benefits Plan (Welfare Plan) that provides medical and life insurance benefits to certain retired employees.  Benefits expense for this plan for the six months ended June 30, 2004 and 2003 was $2.3 million in each period.

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Six Months Ended
	June 30, 2004	June 30, 2003

Service cost	$299	$227
Interest cost	1,244	1,730
Expected return on plan assets	(608)	(1,412)
Regulatory asset amortization	1,353	1,743
Net periodic postretirement benefits expense	$2,288	$2,288

Pursuant to its currently effective rate settlement with the FERC, the Company makes monthly contributions of $0.4 million to its Welfare Plan trusts, commensurate with the recovery of that amount in its rates.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003.  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  The Company’s Welfare Plan may be impacted by the new law.  The accompanying financial statements and footnote disclosures do not reflect the effects of the Act on the Company’s postretirement healthcare plan because the Company has not yet identified whether the benefits provided by the Act are actuarially equivalent to Medicare Part D under the Act.

The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services (HHS) completes its interpretative work on the Act.  Once the interpretative guidance is released by HHS, if eligible, the Company will account for the subsidy as an actuarial gain pursuant to FSP FAS 106-2.

Retirement Plan

Pension expense for the Company’s pension plans for the six months ended June 30, 2004 and 2003 was $2.1 million and $2.0 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Union	Non-Union	Union	Non-Union

Service cost	$621	$791	$416	$	*
Interest cost	1,138	9	884		*
Expected return on plan assets	(577)	-	(688)		*
Regulatory asset amortization (accrual)	248	(104)	(84)		*
Net periodic pension expense	$1,430	$696	$528		$1,488

*

Individual components of the Non-Union plan expense are not available for the period ended June 30, 2003, as this plan was newly established during 2003.

Through the first two quarters of 2004, the Company has made contributions to the pension plans totaling $6.2 million.

10.  Related Party Transactions

In January 2003, the Company used the $50.0 million proceeds of its Series A Preferred Stock issuance discussed in Note 6 to repurchase 22.22 shares of common stock from Highstar.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, of which $25.0 million was paid in 2003, $15.5 million in the first quarter of 2004 and $6.5 million in the second quarter of 2004.  The remainder will be recorded as declared and paid as conditions that govern the payment are met, as discussed in Note 8.

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arms-length basis.

Highstar provides certain management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

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

•

FERC’s ultimate decision on the current rate case, as to either Central’s tariff or its rates or other practices;

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

General

The Acquisition

On September 13, 2002, Southern Star entered into a purchase and sale agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition (the Acquisition) of all of the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all of the membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier). The sale became effective on November 16, 2002.  Effective December 9, 2002, WGP-Central changed its name to Southern Star Central Gas Pipeline, Inc. (Central).  Western Frontier was formed by Williams for potential development of a natural gas pipeline in the Rocky Mountain region.  As of June 30, 2004, Central and Western Frontier were the only wholly-owned subsidiaries of Southern Star.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  However, short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at June 30, 2004 was approximately five years.

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

Basis of Presentation and Acquisition Accounting

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  A purchase price allocation was made, based on information gathered about the fair value of assets and liabilities acquired, including external evaluations, and is reflected in the accompanying consolidated financial statements.

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

Management also estimates its accruals for certain operating expenses, primarily employee benefit costs and unbilled professional fees and Ad Valorem taxes.  The estimates are based on historical experience, management’s assumptions about current period activities, and other information gathered within an accounting period.  Actual results could differ from those estimated.  Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued.  See the accompanying Condensed Notes to the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for further discussion of the Company’s accounting policies and methods that may include estimates.

Other

Please refer to the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

Operating revenues were $39.8 million for the three months ended June 30, 2004, a $0.3 million, or 0.9%, increase from the same period in the prior year, primarily due to $0.2 million higher transportation revenues in the current year.  Transportation revenues were higher during the second quarter of 2004 primarily due to an increase in demand for park and loan services and favorable pricing adjustments under existing contracts as compared to the same period in 2003.

Operations and maintenance expenses for the 2004 period increased by $1.2 million, or 14.2%, from $8.5 million for the prior year period, principally due to higher spending for maintenance projects.

Administrative and general expenses were $9.4 million and $9.5 million, for the quarters ended June 30, 2004 and 2003, respectively, a decrease of $0.1 million or less than 1%.

Depreciation expense was $0.7 million lower for the second quarter 2004 as compared to the $7.8 million for the same period in 2003, a decrease of 8.5%.  The decrease is primarily attributable to retirements in late 2003 and early 2004.

Taxes other than income taxes decreased by $0.9 million, or 25.4%, to $2.6 million for the three months ended June 30, 2004.  The decrease is mainly the result of lower estimates for state property tax assessments in the current year as compared to the prior year after giving effect to prior year actual assessments.  Current year assessments are generally made and settled during the second and third quarters.

Interest expense was $10.1 million for the most recent quarter as compared to $11.2 million for the same quarter in 2003, a $1.1 million decrease.  The decrease is primarily attributable to $2.1 million higher amortization of debt issuance expense in 2003, mainly related to the bridge loan, partially offset by $1.0 million higher interest paid in 2004 as a result of the Company’s 2003 refinancing and the term loan secured by Central, both of which occurred in the third quarter of 2003.   See below and in Note 5 of the accompanying Condensed Notes to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income increased by $1.9 million for the three months ended June 30, 2004 primarily due to a $1.8 million reduction in the reserve for settlement of the Kansas Ad Valorem Tax Reimbursement.

The provision for income taxes was $2.0 million for the second quarter of 2004, an increase of $1.5 million from the comparable period in 2003 commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period is 40.1% as compared to 46.1% in the prior year period.  The decrease in the effective tax rate is primarily attributable to the state income tax rates at Southern Star (5.0%) and Central (6.3%) which were more pronounced in 2003 when the consolidated base was relatively low and the spread between Southern Star’s base loss and Central’s base income was relatively high.

Results of Operations

Comparison of the Six Months Ended June 30, 2004 and 2003

Operating revenues were $80.8 million for the six months ended June 30, 2004, a $1.8 million, or 2.3%, increase from the same period in the prior year, primarily due to $1.4 million higher transportation revenues in the current year.  Transportation revenues were higher during the first half of 2004 primarily due to an approximate $0.6 million increase in demand for park and loan services and approximately $0.9 million in current year revenues due to favorable pricing adjustments under existing contracts as compared to the same period in 2003.

Operations and maintenance expenses for the 2004 period increased by $2.1 million, or 13.2%, from $16.2 million for the prior year period, principally due to higher spending for maintenance projects.

Administrative and general expenses were $18.1 million and $21.7 million, for the periods ended June 30, 2004 and 2003, respectively, a decrease of $3.6 million or 16.4%. The decrease is primarily attributable to $3.0 million of non-recurring costs related to the transition from Williams.

Depreciation expense was $0.9 million lower for the first half of 2004 as compared to $15.4 million for the same period in 2003, a decrease of 5.9%.  The decrease is primarily attributable to retirements in late 2003 and early 2004.

Taxes other than income taxes decreased by $1.6 million, or 22.8%, to $5.3 million for the six months ended June 30, 2004.  The decrease is mainly the result of lower estimates for state property tax assessments in the current year as compared to the prior year after giving effect to prior year actual assessments.  Current year assessments are generally made and settled during the second and third quarters.

Interest expense was $20.4 million for the most recent six-month period as compared to $20.0 million for the same six month period in 2003, a $0.4 million increase.  The increase is primarily attributable to $1.8 million lower amortization of debt expense, offset by $1.2 million of higher interest expense associated with the third quarter 2003 borrowing by Central under a secured credit facility; $0.6 million higher interest expense on the Company’s 2003 refinancing; and $0.7 million higher dividend expense associated with the Company’s Preferred Stock.  See below and in Note 5 of the accompanying Condensed Notes to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income increased by $1.8 million for the six months ended June 30, 2004  due to a reduction in a reserve for settlement of the Kansas Ad Valorem Tax Reimbursement.

The provision for income taxes was $4.3 million for the first six months of 2004, an increase of $3.1 million from the comparable period in 2003 commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period is 40.1% as compared to 43.5% in the prior year period.  The decrease in the effective tax rate is primarily attributable to the state income tax rates at Southern Star (5.0%) and Central (6.3%) which were more pronounced in 2003 when the consolidated base was relatively low and the spread between Southern Star’s base loss and Central’s base income was relatively high.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of August 6, 2004, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Notes discussed below.

Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $12.7 million and $28.5 million, respectively.  Cash from operating activities was lower in the current year period primarily as a result of $5.1 million in higher pension payments made in 2004. Cash from operating activities was also lower in 2004 due to cash receipts in 2003 of $4.5 million from Williams for its prorated share of ad valorem taxes and $2.5 million from the sale of unused pipe from inventory.

Net cash used in investing activities was $10.8 million in the first six months of 2004 as compared to $8.5 million in the 2003 period.  The increase is primarily due to higher capital expenditures in the current year period and a $1.1 million receipt of a bridge loan security deposit in 2003.

Net cash used in financing activities was $25.0 million for the six months ended June 30, 2004 as compared to $36.6 million for the same period of 2003.  During the first six months of 2004, $22.0 million in cash dividend payments were made to Highstar.  During the first six months of 2003, the Company repaid $27.5 million in principal on the bridge loan used to finance the Acquisition and repaid $3.0 million of its borrowings related to the restructuring of Central’s property and liability insurance program.  Additionally, in 2003, $3.1 million in Acquisition costs was paid to Williams.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable preferred stock to a third-party investor.  The issuance included a warrant for two shares of common stock (the Warrant), which represented 2% of the then outstanding common shares.  The preferred stock, as amended in August 2003, carried a cash dividend rate of 9% through August 6, 2003, carries a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semiannually in May and November.  Proceeds of the issuance were used to purchase 22.22 shares of outstanding stock, which are now held as treasury shares.  On August 8, 2003, the Warrant was amended to 1.587 shares, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price.

On August 8, 2003, Southern Star issued $180.0 million of the 8.5% Notes.  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of the bridge loan used to finance the Acquisition as discussed above.  The balance of the proceeds was used for general corporate purposes.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement, converts the term loan to a 4.57% fixed rate obligation.  The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Initially, loans made under the working capital line would mature no earlier than August 7, 2004, however, an amendment dated August 6, 2004 extended the maturity date to August 5, 2005.  The working capital loans bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.

At June 30, 2004, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the Condensed Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At June 30, 2004, Central had a liability of approximately $1.8 million for funds collected from producers pursuant to its Kansas Ad Valorem Tax Reimbursement matter, discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.  Of the balance discussed above, $1.5 million is being held by Central pending distribution to customers upon receipt of final instruction from the Kansas Corporation Commission (KCC).

Central also had an asset and corresponding liability of $42.4 million at December 31, 2003 related to the flow-through of Kansas Ad Valorem Tax Reimbursements in the state of Missouri, pending settlement at the FERC.  On January 28, 2004, the Commission issued an order approving the settlement of approximately $27.7 million which was paid to Central on March 12, 2004 and refunded by Central to Missouri customers on March 26, 2004.  The balance of the liability related to Ad Valorem proceedings was $16.2 million at June 30, 2004.

The $16.2 million Ad Valorem receivable from producers was the subject of a FERC hearing in 2003.  The FERC issued an Order on March 30, 2004, and released a Draft Order on Rehearing finding the producers liable for the entire refund obligation and specifically ordering refunds of approximately $10.2 million of the $16.2 million within 15 days of the Order on Rehearing.  Central will immediately refund the $10.2 million to customers.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $47.0 million was declared and paid through June 30, 2004 and recorded as a return of capital in the accompanying consolidated financial statements.  Of this amount, $25.0 million was paid in 2003 and $22.0 million was paid through June 30, 2004.  Payment of the remaining balance is subject to conditions of Southern Star’s 8.5% Notes and preferred stock agreements and will not be recorded as declared until the conditions set forth in such agreements have been met.  See Note 8 of the Condensed Notes to the Consolidated Financial Statements for further discussion of the dividends and related distributions.

The Company is constructing a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority of economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central is acting as construction agent under the related agreements.  The construction fund is included in Property, Plant and Equipment on the accompanying consolidated Balance Sheets to be classified as a capital lease upon completion of the facility.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005 after completion of the facility, which is anticipated in late third quarter or early fourth quarter of 2004.

In January 2004, the Company paid the remaining balance of $2.0 million as final payment to settle its natural gas supply realignment costs as discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

In the first quarter of 2004, the Company settled its pending litigation with Kansas City Power and Light as further described in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements. After reimbursements from the insurance carrier, Central has paid a net amount of approximately $0.4 million through the second quarter of 2004 as a result of the settlement.  Any future expenditures related to this claim are anticipated to be fully reimbursable by the insurance carrier.

On April 30, 2004, the Company filed a general rate case under FERC Docket RP04-276 with a proposed effective date of June 1, 2004.  The FERC issued an order on May 28, 2004 accepting the rates, subject to refund, and suspending the effectiveness of the rate increase until November 1, 2004.  The filing reflects a requested annual revenue increase of approximately $49.8 million, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.  For further discussion, see Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $32.4 million in 2004, excluding expenditures of approximately $9.0 million related to the capital lease on its headquarters building which is being financed under the arrangements described above.  Through June 30, 2004, the Company’s current year capital expenditures were $10.4 million.  The Company’s Southwest Missouri expansion project is near completion.  The anticipated in-service date is currently projected to be in the third quarter of 2004.  The currently estimated total cost of the project is $13.6 million, of which $11.9 million had been spent through June 30, 2004.

Highstar provides certain management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Central Credit Facility described above, and by accessing capital markets as needed.

Contingencies

On March 7, 2003, Highstar, the majority owner of the Company, received a civil investigative demand (Document CID) from the Department of Justice (DOJ) regarding the Acquisition of Central.  As of December 31, 2003, Highstar had responded to all of the requests for documents and information made in the Document CID.  The DOJ has not alleged any claim in connection with the Document CID nor has the DOJ proposed any remedial action or proposed or imposed any penalty.

On May 26, 2004, the DOJ issued two additional CIDs to Highstar for oral testimony from two of its principals, Messrs. Christopher Lee and Michael Walsh (the Testimony CIDs).  Highstar intends to cooperate fully with the DOJ in connection with the Testimony CIDs.  Mr. Lee gave testimony in connection with the Testimony CIDs on July 1, 2004.  Dates for the continuation of Mr. Lee’s testimony and for Mr. Walsh’s testimony, have not yet been scheduled.

Highstar denies any antitrust violation in connection with its Acquisition of Central.  Southern Star cannot predict at this time whether the DOJ will continue its investigation beyond the Document CID and Testimony CIDs or what remedies, if any, the DOJ may seek should the investigation result in a claim.

Central re-negotiated its Collective Bargaining Agreement with Local No. 647, International Union of Operating Engineers during June 2004.  An agreement in principle was reached which was ratified by the Union membership on July 28, 2004 for a four-year term expiring July 15, 2008.

See Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

Effects of Inflation

The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment.  A portion of the increased labor, materials and supplies cost can directly affect income through increased operating and administrative costs.  The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities.  The majority of the Company’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs.  While amounts in excess of historical cost are not recoverable under current FERC practices, the Company believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced.  Cost based regulation, along with competition and other market factors, limits the Company’s ability to price services or products based upon the effect of inflation on costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at June 30, 2004, had a carrying value of $404.8 million and a fair value of $429.6 million.  The weighted-average interest rate of the Company’s long-term debt is 7.91%.  The Company’s $175.0 million (7.375%) and $50.0 million (4.57%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2004.

#

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

KCP&L v. Bibb and Associates, et al. (the Kansas Litigation)

A lawsuit was filed in April 2001 in the Circuit Court of Jackson County, Missouri by Kansas City Power and Light (KCPL) against approximately 13 different defendants, including Central, regarding a February 1999 natural gas explosion at KCPL’s Hawthorne Unit No. 5 power plant which destroyed a boiler and various other parts of the power plant facility.  Central was officially served with the complaint in May 2001, which alleged that either Central did not odorize the natural gas, or if it did, odorization was not sufficient and, thus, Central’s negligence with respect to the odorization was a “proximate cause” of the damage.  The total claimed damages were in excess of $500.0 million.  On January 15, 2004, Central and its excess insurance carrier agreed with plaintiffs to settle the claim, and Central has made net payments of $0.4 million through the second quarter of 2004 as a result of the settlement.  Any future costs incurred should be fully reimbursable by the insurance carrier.

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The procedural schedule in this case has been extended to provide for oral argument on class certification on October 15, 2004.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The procedural schedule in this case has been extended to provide for oral argument on class certification on October 15, 2004.

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	—Amendment No. 3 to Credit Agreement, dated as of August 6, 2004, among Southern Star Central Gas Pipeline, Inc., the Lenders named therein and Union Bank of California, N.A.
31.1	—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

2.

A report on Form 8-K dated April 22, 2004 was filed to announce Southern Star Central Corp.’s plans to file a general rate case before the Federal Energy Regulatory Commission on April 29, 2004.

3.

A report on Form 8-K dated May 10, 2004 was filed to announce an investor conference call regarding Southern Star Central Corp.’s 2004 first quarter results on May 11, 2004 at 11:30 a.m. Eastern Standard Time.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

August 9, 2004	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
August 9, 2004	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

#

INDEX TO EXHIBITS

10.1	—Amendment No. 3 to Credit Agreement, dated as of August 6, 2004, among Southern Star Central Gas Pipeline, Inc., the Lenders named therein and Union Bank of California, N.A.
31.1	Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0

Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#