Form 10-Q
period 2004-11-08
SOUTHERN STAR CENTRAL CORP
filed 2004-11-08
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2004

or

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

  No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of November 5, 2004.

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

29

Item 4.

Controls and Procedures

29

PART II – Other Information

Item 1.

Legal Proceedings

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$42,845	$65,887
Receivables:
Trade	14,062	13,747
Kansas Ad Valorem tax reimbursement	4,217	42,391
Income taxes	169	163
Affiliates	-	250
Transportation and exchange gas	9,537	1,295
Other	1,415	2,436
Inventories	5,563	5,444
Deferred income taxes	2,175	205
Costs recoverable from customers	2,941	1,557
Prepaid expenses	2,537	4,461
Other	701	669
Total current assets	86,162	138,505

Property, Plant and Equipment, at cost:
Natural gas transmission plant	541,465	510,676
Other natural gas plant	27,445	30,225
	568,910	540,901
Less – Accumulated depreciation and amortization	(45,508)	(26,752)
Property, plant and equipment, net	523, 402	514,149

Other Assets:
Goodwill	35,915	35,915
Costs recoverable from customers	42,329	45,832
Prepaid expenses	1,866	2,026
Other deferred and noncurrent assets	10,486	11,212
Total other assets	90,596	94,985
Total Assets	$700,160	$747,639

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,085	$1,653
Affiliates	-	127
Transportation and exchange gas	9,537	1,295
Dividends	-	12,500
Other	3,056	4,467
Accrued other taxes	6,797	4,592
Accrued Kansas Ad Valorem tax reimbursement	5,872	45,165
Accrued interest	7,793	7,790
Accrued payroll and employee benefits	12,930	16,035
Contract reformation	-	1,995
Costs refundable to customers	-	441
Other accrued liabilities	9,219	6,696
Capitalized leases due in one year	365	-
Total current liabilities	57,654	102,756

Long-Term Debt:
Capitalized lease obligation	8,635	-
Other long-term debt	404,802	404,740
Total long-term debt	413,437	404,740

Other Liabilities and Deferred Credits:
Deferred income taxes	12,896	5,278
Postretirement benefits other than pensions	6,880	14,061
Mandatorily redeemable preferred stock	49,919	48,265
Costs refundable to customers	1,361	1,864
Environmental remediation	4,791	5,549
Accrued pension	20,521	20,339
Derivative hedging instruments	323	524
Other	1,145	3,004
Total other liabilities and deferred credits	97,836	98,884

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, September 30, 2004 and December 31, 2003	-	-
Premium on capital stock and other paid-in capital	128,501	141,001
Accumulated other comprehensive income (loss)	(196)	(319)
Retained earnings	2,928	577
Total stockholder’s equity	131,233	141,259
Total Liabilities and Stockholder’s Equity	$700,160	$747,639

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30, 2004	September 30, 2003

	(In thousands)
Operating Revenues:
Transportation	$34,967	$34,414
Storage	4,822	4,927
Other revenue	308	60
Total operating revenues	40,097	39,401

Operating Costs and Expenses:
Operations and maintenance	9,476	8,871
Administrative and general	9,270	9,937
Depreciation and amortization	7,501	6,499
Taxes, other than income taxes	2,767	1,320
Total operating costs and expenses	29,014	26,627

Operating Income	11,083	12,774

Other (Income) Deductions:
Interest expense	10,131	12,175
Interest income	(151)	(219)
Miscellaneous other income, net	(201)	(2,991)
Total other deductions	9,779	8,965

Income Before Income Taxes	1,304	3,809

Provision for Income Taxes	1,332	2,294

Net Income (Loss)	$(28)	$1,515

Reconciliation of net income (loss) to total comprehensive income:

	September 30, 2004	September 30, 2003
Net income (loss)	$(28)	$1,515
Change in value of interest rate swap	(419)	(1,081)
Related tax effect	165	433
Total comprehensive income	$282	$867

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003

	(In thousands)
Operating Revenues:
Transportation	$108,568	$106,630
Storage	11,773	11,482
Other revenue	599	303
Total operating revenues	120,940	118,415

Operating Costs and Expenses:
Operations and maintenance	27,811	25,070
Administrative and general	27,381	31,602
Depreciation and amortization	21,981	21,880
Taxes, other than income taxes	8,096	8,224
Total operating costs and expenses	85,269	86,776

Operating Income	35,671	31,639

Other (Income) Deductions:
Interest expense	30,485	32,209
Interest income	(483)	(479)
Miscellaneous other income, net	(2,271)	(3,226)
Total other deductions	27,731	28,504

Income Before Income Taxes	7,940	3,135

Provision for Income Taxes	5,589	3,471

Net Income (Loss)	$2,351	$(336)

Reconciliation of net income (loss) to total comprehensive income (loss):

	September 30, 2004	September 30, 2003
Net income (loss)	$2,351	$(336)
Change in value of interest rate swap	201	(1,081)
Related tax effect	(78)	433
Total comprehensive income (loss)	$2,474	$(984)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,351	$(336)
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	21,981	21,880
Deferred income taxes	5,570	4,066
Provision for dividends on mandatorily redeemable preferred stock	5,325	4,542
Changes in operating assets and liabilities:
Receivables	38,874	3,617
Inventories	(119)	133
Other current assets	1,450	7,992
Payables and accrued liabilities	(48,450)	2,029
Other, including changes in noncurrent assets and liabilities	(371)	5,791
Net cash provided by operating activities	26,611	49,714

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(20,615)	(15,249)
Acquisition, net of cash acquired	-	93
Proceeds from sales and salvage values, net of costs of removal	(1,231)	(301)
Advances to affiliates, net	247	-
Other investing	-	8,000
Net cash used in investing activities	(21,599)	(7,457)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	230,000
Payments of notes payable	-	(203,995)
Proceeds from issuance of mandatorily redeemable preferred stock and warrant	-	50,000
Purchase of treasury stock	-	(50,000)
Common dividends/return of capital	(25,000)	(25,000)
Debt issuance costs	(689)	(8,882)
Mandatorily redeemable preferred stock dividends	(2,365)	(1,406)
Mandatorily redeemable preferred stock issuance costs	-	(832)
Other financing	-	(3,141)
Net cash used in financing activities	(28,054)	(13,256)

Increase (decrease) in cash and cash equivalents	(23,042)	29,001

Cash and cash equivalents at beginning of period	65,887	42,408

Cash and cash equivalents at end of period	$42,845	$71,409

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$25,158	$19,220
Income tax, net	25	725

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

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

As of November 5, 2004, Central’s system has a mainline delivery capacity of approximately 2.3 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At September 30, 2004, Central had transportation customer contracts with approximately 164 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 602 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Results of operations for the period ended September 30, 2004, are not necessarily indicative of results to be expected for the year ending December 31, 2004.

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” A final purchase price allocation has been made and reflected in the accompanying consolidated Balance Sheets.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeded the historical net book value of Central by approximately $35.9 million.  This excess has been classified as “Goodwill” on the accompanying consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

4.  Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly owned.  All material intercompany balances and transactions have been eliminated in consolidation.

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

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of the bridge loan used to finance the Acquisition as discussed above.

Pursuant to the terms of the issuance, the Company filed a registration statement on December 5, 2003 with the Securities and Exchange Commission with respect to an offer to exchange the 8.5% Notes for substantially identical notes that are registered under the Securities Act.  This registration became effective in January 2004, and all Notes were exchanged.  Interest on the 8.5% Notes is payable semi-annually in February and August.

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

The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Initially, loans made under the working capital line would mature no earlier than August 7, 2004, however, an amendment dated August 6, 2004 extended the maturity date to August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.

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

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central has performed as construction agent under the related agreements.  The assets are included in Property, Plant and Equipment on the accompanying consolidated Balance Sheets classified as a capital lease.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005.

As of September 30, 2004, the Company is in compliance with the covenants of all outstanding debt instruments.

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

The Series A Cash Dividends are cumulative and are payable semi-annually, in arrears on May 15 and November 15 of each year, commencing May 15, 2003.  Initially, the Series A Cash Dividends accrued at a rate of 9% per annum; however, on August 7, 2003 and effective on that date, the cash dividend rate was amended to 9.25% per annum until January 21, 2005, and 8.25% thereafter.

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

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 with a proposed effective date of June 1, 2004.  This general rate proceeding will, once effective, increase Central's transportation, storage, and related rates, and will also provide for changes to a number of the terms and conditions of customer service which are provided for in Central’s tariff.  The FERC  issued an order on May 28, 2004 accepting the rates, subject to refund, and suspending the effectiveness of the rate increase (thereby keeping the existing rates in effect) until November 1, 2004, while FERC considers Central's justifications for its rate increase.  The FERC also issued a subsequent order suspending the effectiveness of certain of the proposed changes to Central’s tariff until November 1, 2004.

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

On October 29, 2004, Central notified the FERC that it intended to implement the tariff revisions and the requested rate increase (subject to certain technical adjustments relating to new facility construction) effective November 1, 2004, subject to the requirement that Central refund to customers any amounts in excess of the rates ultimately allowed, with interest.  The exact results of the RP04-276 proceeding and the nature or extent of any potential refund liability cannot be predicted with any degree of certainty, nor can the date upon which the proceeding will ultimately conclude.

A pre-hearing conference concerning the procedures and timelines to be adopted in the RP04-276 proceeding was held before a FERC Administrative Law Judge (ALJ) on June 16, 2004.  The ALJ issued an Order on June 21, 2004 establishing the procedural schedule for this case and scheduled the hearing to begin on April 19, 2005.  The Company will work with FERC and customers to attempt to negotiate a settlement prior to the hearing date.  Settlement conferences were scheduled by FERC for October and November, 2004, and to date settlement conferences have been attended by representatives of Central, various intervening parties and the FERC staff.

Uniform Standards of Conduct for Transmission Providers

In November 2003, FERC issued a final rule in Docket No. RM01-10-000 (Order No. 2004) adopting new reporting requirements regarding transmission providers and their “energy affiliates.”  The effective date for compliance with the new regulations was deferred several times and eventually was set for September 22, 2004.  Central made its Order No. 2004 compliance filing on September 22, 2004 listing its “energy affiliates” and describing how it would comply with the rule.  At the same time, Central completed revisions to its Electronic Bulletin Board (EBB) and reporting practices consistent with the new rule.  Subsequently, at the request of FERC staff, minor alterations to its EBB posting practices were implemented and Central is currently in full compliance with Order No. 2004.

Fuel Recovery Filings

Central recovers its actual fuel used and natural gas losses on its system in-kind from its customers through an annual fuel tracker filed with the FERC.  Recovery is made by retaining a percentage of natural gas volumes transported through its system.  In November 2002, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2003 and true up the actual fuel and loss for the twelve months ended September 30, 2002.  Several customers and state commissions intervened and some protested various aspects of the filing, including the level of storage losses Central had incurred at its storage fields and the current recovery mechanism for such storage losses.  On December 31, 2002, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference.  A technical conference was held in February 2003 and the parties filed comments on the technical conference in February and March 2003.  As a result of the filing, the technical conference and comments of the parties, the FERC issued an Order in July 2003 establishing a public hearing to determine the appropriate fuel and loss the Company should be allowed to recover and the appropriate mechanism to recover such fuel and loss.  On December 1, 2003, Central made its annual fuel filing to restate its fuel and loss retention percentages for 2004.  By Order issued December 31, 2003, the FERC approved the restated fuel and loss retention percentages to be effective January 1, 2004, subject to refund, and consolidated issues in this filing with the prior filing to be resolved at the hearing.  The one-day hearing was held on May 3, 2004.  Post-hearing briefs were filed on June 18, 2004 and reply briefs were filed on July 19, 2004.  The ALJ issued his initial decision on September 16, 2004.  The ALJ accepted Southern Star’s proposed prospective tariff change to use a three-year rolling average of storage losses and to track actual losses with a 500,000 Dekatherm (Dth) band before a surcharge would be added for any over/under recovery of storage losses.  The ALJ also ordered that the 2003 and 2004 storage loss percentages be recalculated using the same prospective methodology and any over recovery that occurred when compared to the existing methodology be refunded to customers in cash.  Briefs on exceptions were filed on October 18, 2004. Subsequent to the issuance of the initial decision, Central and the active parties began settlement discussions and reached an agreement settling the case.   A stipulation and agreement was filed on November 4, 2004, with the Commission.  Management believes that the resolution reached by all parties in this case will not result in any material adverse financial impact to Central.

Kansas Ad Valorem Tax Reimbursement

In 1997, the FERC issued an order in Docket No. RP97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursement for the period from October 4, 1983 through June 28, 1988, plus accrued interest.  Since that date, Central has participated in a number of proceedings regarding settlements with various parties, and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled.  Settlements had been reached in all states except Missouri by December 31, 2003.

On January 28, 2004, the FERC issued an order approving settlement with the Missouri Public Service Commission and Indicated Producers, which required the Indicated Producers to refund approximately $27.7 million to Central on March 12, 2004 and for Central to refund the same amount to Missouri customers on March 26, 2004.  On August 13, 2004, Central received approximately $10.2 million of additional refunds from producers and refunded the same to customers.  Also in 2004, Central distributed approximately $1.3 million as authorized by the Kansas Corporation Commission (KCC) and reduced its reserve for the settlement of the Kansas Ad Valorem Tax Reimbursement by $1.8 million.  The reserve adjustment was recorded as miscellaneous other income in the accompanying Financial Statements.  By Order issued October 4, 2004, the KCC approved the final distribution of refunds Central was holding for KCC customers and Central anticipates refunding approximately $1.5 million on November 4, 2004.  The amount of the receivable and liability at September 30, 2004 related to the ultimate settlement of all proceedings was approximately $4.2 million and $6.0 million, respectively.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At September 30, 2004, Central had accrued a liability of approximately $6.1 million, representing the current estimate of future environmental cleanup costs to be incurred over approximately the next five years.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The procedural schedule in this case has been extended a second time to provide for oral argument on class certification on April 1, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The procedural schedule in this case has been extended a second time to provide for oral argument on class certification on April 1, 2005.

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

8.  Dividends and Related Restrictions

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date.  Of this amount, $25.0 million was paid in 2003 and $25.0 million was paid in 2004, which was recorded as a return of capital in the accompanying consolidated financial statements.

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

Postretirement Benefits Other Than Pensions

The Company has a Welfare Benefits Plan (Welfare Plan) that provides medical and life insurance benefits to certain retired employees.  Benefits expense for this plan for the nine months ended September 30, 2004 and 2003 was $3.4 million in each period.

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Nine Months Ended
	September 30, 2004	September 30, 2003

Service cost	$577	$443
Interest cost	1,938	2,594
Expected return on plan assets	(1,170)	(2,118)
Regulatory asset amortization	2,131	2,616
Amortization of net loss	17	-
Net periodic postretirement benefits expense	$3,493	$3,535

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

Retirement Plan

Pension expense for the Company’s pension plans for the nine months ended September 30, 2004 and 2003 was $3.3 million and $3.0 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Union	Non-Union	Union	Non-Union

Service cost	$1,031	$1,432	$625	$	*
Interest cost	1,781	113	1,327		*
Expected return on plan assets	(1,050)	(116)	(1,033)		*
Regulatory asset amortization (accrual)	383	(307)	(127)		*
Amortization of net loss	-	16	-		*
Net periodic pension expense	$2,145	$1,138	$792		$2,232

*

Individual components of the Non-Union plan expense are not available for the period ended September 30, 2003, as this plan was newly established during 2003.

Through the first three quarters of 2004, the Company has made contributions to the pension plans totaling $8.0 million.

10.  Related Party Transactions

In January 2003, the Company used the $50.0 million proceeds of its Series A Preferred Stock issuance discussed in Note 6 to repurchase 22.22 shares of common stock from Highstar.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, of which $25.0 million was paid in 2003 and the remaining $25.0 million was paid through the third quarter of 2004.

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

General

The Acquisition

On September 13, 2002, Southern Star entered into a purchase and sale agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition (the Acquisition) of all of the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all of the membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier). The sale became effective on November 16, 2002.  Effective December 9, 2002, WGP-Central changed its name to Southern Star Central Gas Pipeline, Inc. (Central).  Western Frontier was formed by Williams for potential development of a natural gas pipeline in the Rocky Mountain region.  As of September 30, 2004, Central and Western Frontier were the only wholly-owned subsidiaries of Southern Star.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  Short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at September 30, 2004 was approximately five years.

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

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  On April 30, 2004, the Company filed for an increase in rates with the FERC.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.  In August 2004, the Company completed its Southwest Missouri Expansion Project, as discussed in its 2003 Annual Report on Form 10-K, which management estimates will increase annual revenues by approximately $2.5 million effective September 1, 2004.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

Operating revenues were $40.1 million for the three months ended September 30, 2004, a $0.7 million, or 1.8%, increase from the same period in the prior year, primarily due to $0.6 million of higher transportation revenues in the current year.  Transportation revenues were higher during the third quarter of 2004 primarily due to an increase in demand for park and loan services and favorable pricing adjustments under existing contracts as compared to the same period in 2003.

Operations and maintenance expenses for the 2004 period increased by $0.6 million, or 6.8%, from $8.9 million for the prior year period, principally due to scheduled higher spending for maintenance projects.

Administrative and general expenses were $9.3 million and $9.9 million for the quarters ended September 30, 2004 and 2003, respectively, a decrease of $0.6 million or 6.7%.  The decrease in 2004 was primarily due to lower property and liability insurance premiums in 2004.

Depreciation expense was $1.0 million higher for the third quarter 2004 as compared to the $6.5 million for the same period in 2003, an increase of 15.4%.  The increase was primarily attributable to a prior period adjustment for accrued amortization of excess cost made in the third quarter of 2003.

Taxes other than income taxes increased by $1.5 million, or 109.6%, to $2.8 million for the three months ended September 30, 2004.  The prior year period includes a $1.7 million favorable adjustment of the 2003 accruals after assessments were settled.

Interest expense was $10.1 million for the most recent quarter as compared to $12.2 million for the same quarter in 2003, a $2.1 million decrease.  The decrease was primarily attributable to a $2.4 million higher debt issuance expense amortization in 2003, mainly related to the bridge loan, partially offset by $0.5 million higher interest paid in 2004 as a result of the Company’s 2003 refinancing and the term loan secured by Central, both of which occurred in the third quarter of 2003.   See below and in Note 5 of the accompanying Condensed Notes to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income decreased by $2.8 million for the three months ended September 30, 2004 primarily due to a $2.9 million favorable settlement in 2003 of a reserve for an abandoned business development project.

The provision for income taxes was $1.3 million for the third quarter of 2004, a decrease of $1.0 million from the comparable period in 2003 commensurate with lower pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period was 40.8% as compared to 40.1% in the prior year period.

Results of Operations

Comparison of the Nine Months Ended September 30, 2004 and 2003

Operating revenues were $120.9 million for the nine months ended September 30, 2004, a $2.5 million, or 2.1%, increase from the same period in the prior year, primarily due to $1.9 million of higher transportation revenues in the current year.  Transportation revenues were higher during the first nine months of 2004 primarily due to an approximate a $0.6 million increase in demand for park and loan services and approximately $1.2 million in current year revenues due to favorable pricing adjustments under existing contracts as compared to the same period in 2003.

Operations and maintenance expenses for the 2004 period increased by $2.7 million, or 10.9%, from $25.1 million for the prior year period, principally due to scheduled higher spending for maintenance projects.

Administrative and general expenses were $27.4 million and $31.6 million, for the periods ended September 30, 2004 and 2003, respectively, a decrease of $4.2 million or 13.4%. The decrease was primarily attributable to $3.1 million of non-recurring costs related to the transition from Williams in 2003 and a $1.1 million decrease in property and liability insurance premiums in 2004.

Interest expense was $30.5 million for the most recent nine-month period as compared to $32.2 million for the same nine-month period in 2003, a $1.7 million decrease.  The decrease was primarily attributable to $4.3 million lower amortization of debt expense, offset by $1.4 million of higher interest expense associated with the third quarter 2003 borrowing by Central under its secured credit facility; $0.7 million higher interest expense on the Company’s 2003 refinancing; and $0.8 million higher dividend expense associated with the Company’s Preferred Stock.  See below and in Note 5 of the accompanying Condensed Notes to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income decreased by $0.9 million for the nine months ended September 30, 2004 primarily due to a $2.9 million favorable settlement in 2003 of a reserve for an abandoned business development project.  The decrease was partially offset by a 2004 reduction in a reserve for settlement of the Kansas Ad Valorem Tax Reimbursement.

The provision for income taxes was $5.6 million for the first nine months of 2004, an increase of $2.1 million from the comparable period in 2003 commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period was 40.2% as compared to 41.2% in the prior year period.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of November 5, 2004, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Notes discussed below.

Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $26.6 million and $49.7 million, respectively.  Cash from operating activities was lower in the current year period primarily as a result of higher 2004 payments for pension ($7.0 million), interest ($5.3 million), Employee Incentive Plan, and Kansas Ad Valorem settlements net of refunds received from producers. Cash from operating activities was also lower in 2004 due to cash receipts in 2003 of $4.5 million from Williams for its prorated share of Ad Valorem taxes and $2.5 million from the sale of unused pipe from inventory.

Net cash used in investing activities was $21.6 million in the first nine months of 2004 as compared to $7.5 million in the 2003 period.  The increase was primarily due to higher capital expenditures in the current year period and an $8.0 million receipt of a bridge loan security deposit in 2003.

Net cash used in financing activities was $28.1 million for the nine months ended September 30, 2004 as compared to $13.3 million for the same period of 2003.  The variance was primarily due to the Company’s refinancing of its $200.0 million bridge loan with $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  The variance was partially offset by $8.2 million in debt issuance expense, the repayment of $3.0 million in borrowings related to the restructuring of Central’s property and liability insurance program, and $3.1 million in Acquisition costs paid to Williams in 2003.  The Company’s financing activities are further discussed below.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable preferred stock to a third-party investor.  The issuance included a warrant for two shares of common stock (the Warrant), which represented 2% of the then outstanding common shares.  The preferred stock, as amended in August 2003, carried a cash dividend rate of 9% through August 6, 2003, carries a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semi-annually in May and November.  Proceeds of the issuance were used to purchase 22.22 shares of outstanding stock, which are now held as treasury shares.  On August 8, 2003, the Warrant was amended to 1.587 shares, or 2% of the then outstanding common shares.  The Warrant was exercised on August 15, 2003 at the exercise price.

On August 8, 2003, Southern Star issued the 8.5% Notes.  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of the bridge loan used to finance the Acquisition as discussed above.  The balance of the proceeds was used for general corporate purposes.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement, converts the term loan to a 4.57% fixed rate obligation.  The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Initially, loans made under the working capital line would mature no earlier than August 7, 2004, however, an amendment dated August 6, 2004 extended the maturity date to August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.

At September 30, 2004, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the Condensed Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At September 30, 2004, Central had a liability of approximately $1.6 million for funds collected from producers pursuant to its Kansas Ad Valorem Tax Reimbursement matter, discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.  By Order issued October 4, 2004, the Kansas Corporation Commission (KCC) approved the final distribution of refunds Central was holding for KCC customers and Central anticipates refunding the remaining balance on November 4, 2004.

Central also had an asset and corresponding liability of $42.4 million at December 31, 2003 related to the flow-through of Kansas Ad Valorem Tax Reimbursements in the state of Missouri, pending settlement at the FERC.  On January 28, 2004, the Commission issued an order approving the settlement of approximately $27.7 million which was paid to Central and then refunded by Central to Missouri customers in March 2004.  On August 13, 2004, Central received approximately $10.2 million of additional refunds from producers and refunded the same to customers.  The balance of the liability related to Ad Valorem proceedings was $4.4 million at September 30, 2004.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, which was recorded as a return of capital in the accompanying consolidated financial statements as it was paid.  Of this amount, $25.0 million was paid in 2003; $15.5 million was paid in the first quarter of 2004; $6.5 million was paid in the second quarter of 2004; and the remaining$3.0 million was paid in the third quarter of 2004.

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, is expected to cost approximately $9.0 million.  The project is being financed through the issuance by Owensboro-Daviess County Industrial Authority economic development bonds.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  Central has performed as construction agent under the related agreements.  The assets are included in Property, Plant and Equipment on the accompanying consolidated Balance Sheets classified as a capital lease.  The overall effective interest rate on the obligation is 6.29%.  Interest is to be paid semi-annually in January and July; principal payments will begin in 2005.

In January 2004, the Company paid the remaining balance of $2.0 million as final payment to settle its natural gas supply realignment costs as discussed in Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 with a proposed effective date of June 1, 2004.  This general rate proceeding will, once effective, increase Central's transportation, storage, and related rates, and will also provide for changes to a number of the terms and conditions of customer service which are provided for in Central’s tariff.  The FERC  issued an order on May 28, 2004 accepting the rates, subject to refund, and suspending the effectiveness of the rate increase (thereby keeping the existing rates in effect) until November 1, 2004, while FERC considers Central's justifications for its rate increase.  The FERC also issued a subsequent order suspending the effectiveness of certain of the proposed changes to Central’s tariff until November 1, 2004.  For further discussion, see Note 7 of the accompanying Condensed Notes to the Consolidated Financial Statements.

A pre-hearing conference concerning the procedures and timelines to be adopted in the RP04-276 proceeding was held before a FERC Administrative Law Judge (ALJ) on June 16, 2004.  The ALJ issued an Order on June 21, 2004 establishing the procedural schedule for this case and scheduled the hearing to begin on April 19, 2005.  The Company will work with FERC and customers to attempt to negotiate a settlement prior to the hearing date.  Settlement conferences were scheduled by FERC for October and November, 2004, and to date settlement conferences have been attended by representatives of Central, various intervening parties and the FERC staff.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $32.4 million in 2004, excluding expenditures of approximately $9.0 million related to the capital lease on its headquarters building which is being financed under the arrangements described above.  Through September 30, 2004, the Company’s current year capital expenditures were $20.6 million.  The Company’s Southwest Missouri expansion project was completed in August 2004.

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

Contingencies

Highstar, the majority owner of the Company, had previously received a number of civil investigative demands from the Department of Justice (DOJ) regarding the Acquisition of Central.  On August 27, 2004, the DOJ confirmed by letter that it had closed its investigation of Highstar’s acquisition of Central.

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

Effects of Inflation

The Company generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment.  A portion of the increased labor, materials and supplies cost can directly affect income through increased operating and administrative costs.  The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities.  The majority of the Company’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs.  While amounts in excess of historical cost are not recoverable under current FERC practices, the Company believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced.  Cost-based regulation, along with competition and other market factors, limits the Company’s ability to price services or products based upon the effect of inflation on costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at September 30, 2004, had a carrying value of $404.8 million and a fair value of $429.5 million.  The weighted-average interest rate of the Company’s long-term debt is 7.91%.  The Company’s $175.0 million (7.375%) and $50.0 million (4.57%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2005, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The procedural schedule in this case has been extended a second time to provide for oral argument on class certification on April 1, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the BTU content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserve the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The procedural schedule in this case has been extended a second time to provide for oral argument on class certification on April 1, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)  Exhibits

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

SOUTHERN STAR CENTRAL CORP.

November 8, 2004	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
November 8, 2004	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0

Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.