Form 10-K
period 2004-12-31
SOUTHERN STAR CENTRAL CORP
filed 2005-03-14
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X

]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes            No      X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of March 11, 2005.

TABLE OF CONTENTS

2004 FORM 10-K

SOUTHERN STAR CENTRAL CORP.

Page

Forward-Looking Statements

3

PART I

Item 1.

Business

4

Item 2.

Properties

12

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

14

Item 6.

Selected Financial Data

14

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations and Risk Factors

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

31

Item 8.

Financial Statements and Supplementary Data

32

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial

Disclosure

32

Item 9A.

Controls and Procedures

32

Item 9B.  Other Information

32

PART III

Item 10.

Directors and Executive Officers of the Registrant

32

Item 11.

Executive Compensation

36

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

38

Item 13.

Certain Relationships and Related Transactions

39

Item 14.  Principal Accountant Fees and Services

40

PART IV

Item 15.  Exhibits and Consolidated Financial Statement Schedules

40

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

•

Federal Energy Regulatory Commission’s ultimate decision on the current rate case, as to either Central’s tariff or its rates or other practices;

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

 PART I

Item 1.  Business

GENERAL

Southern Star Central Corp.

Southern Star Central Corp. (Southern Star) was organized and incorporated in the state of Delaware on September 11, 2002 as a wholly-owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  On September 13, 2002, Southern Star entered into a purchase agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition of all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all the limited liability company membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The purchase price was $555.0 million, including $380.0 million in cash plus the assumption of $175.0 million in outstanding WGP-Central debt.  The transaction (the Acquisition) became effective November 16, 2002.  Southern Star has no operations other than its investment in WGP-Central and Western Frontier.  Effective December 9, 2002, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central).

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

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a regulated natural gas pipeline system, including facilities for natural gas transmission and natural gas storage with office headquarters in Owensboro, Kentucky.  The system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states including major metropolitan areas in Kansas and Missouri, its main market areas.  As of December 31, 2004, Central’s natural gas pipeline system has a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.  Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf/day.  The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers.  Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2004, 95% of Southern Star’s operating revenues were obtained through monthly firm reservation charges and 5% through commodity charges, which are based on volumes actually transported.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At December 31, 2004, Central had transportation contracts with approximately 131 shippers.  Central transports natural gas to approximately 589 delivery points, including regulated natural gas distribution companies, municipalities, power plants, interstate and intrastate pipelines and large and small industrial and commercial customers.  The majority of Central’s business is conducted under long-term contracts with various expiration dates ranging from one to 20 years.  At December 31, 2004, the average remaining contract life on a volume-weighted basis was approximately five years.

For the year ended December 31, 2004, approximately 81% of Southern Star’s total operating revenues were generated from long-term contracts with its top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy Company, a division of Southern Union Company (approximately 30%), and Kansas Gas Service Company, a division of ONEOK, Inc. (approximately 29%), accounted for approximately 59% of operating revenues for the year ended December 31, 2004.  Missouri Gas Energy Company sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri.  Kansas Gas Service Company sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas.  Central has had significant business relationships with both of these customers or their predecessors for more than 20 years.  No other customer accounted for more than 10% of the Company’s revenues in 2004.

As with all interstate natural gas pipelines, Central’s transmission,  storage, and related activities are subject to regulation by the Federal Energy Regulatory Commission (FERC) and, as such, rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.

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

Pipeline Operations

Central currently has 39 compressor stations with approximately 205,000 certificated horsepower.  Twenty-eight of Central’s compressor stations are controlled remotely by its Supervisory, Control and Data Acquisition (SCADA) and station automation systems.  The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.

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

The system has 23 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins.  Of the 23 interconnects, eight are delivery points; nine are receipt points; and six are bi-directional (both receipt and delivery) points.  The large number and geographic diversity of interconnects provide Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect.  These interconnects allow the interaction of Central’s system with a substantial portion of the midwestern natural gas market, as well as access to major domestic pricing hubs.

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

Trillion British thermal units (TBtu) per day

Transportation Volumes:
	2004	2003	2002
Market area	0.5	0.5	0.6
Production area	0.2	0.3	0.3
Production market interface	0.4	0.5	0.5

 This compares to Central’s average daily firm reserved capacity indicated below:

TBtu per day

Reserved Capacity:
	2004	2003	2002
Market area	1.9	1.9	1.8
Production area	0.5	0.4	0.5
Production market interface	0.8	0.9	0.8

In addition, Central’s firm storage deliverability capacity has been 1.2 TBtu/day for each of these three years.

Storage Operations

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working natural gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day.

Central’s storage services are a key component of its service offerings. During periods of peak demand, approximately 50% of the natural gas delivered to customers is supplied from Central’s storage fields.  Central’s customers inject natural gas into these fields in warm months, when natural gas demand is often lower, and withdraw natural gas during colder, peak demand months.  Storage also provides flexibility to manage weather sensitive loads, such as residential heating, with no disruption in service. Storage capacity enables Central’s system to operate more uniformly and efficiently throughout the year as well as allowing it to offer storage services in addition to its transportation services.  Central is the only interstate natural gas pipeline serving major metropolitan areas in its main market area that offers customers integrated on-system storage and transportation services.

Services

Transportation/Storage.  Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs.  The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower.  During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs.  On peak days, customers rely on the storage component of this service to satisfy up to two-thirds of their natural gas supply needs.  This service accounted for approximately 65% of Central’s 2004 operating revenues, and as of December 31, 2004, accounted for approximately 74% of its firm market area capacity, 43% of its firm production area capacity and 87% of its firm storage deliverability.

Transportation.  Central offers both firm and interruptible transportation service.  Central transports natural gas from a receipt point to a delivery point and provides the related administrative functions, such as contracting, scheduling, billing and measuring and allocating natural gas flow into and out of the pipeline, principally on behalf of local natural gas distribution companies, power generators, industrials, marketers and producers.  This service accounted for approximately 33% of Southern Star’s 2004 operating revenues, and as of December 31, 2004, comprised approximately 26% of Central’s firm market area capacity and 57% of its firm production area capacity.

Storage.  Central provides both firm and interruptible storage service. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system working gas storage capacity.  Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas.  The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 87% of the firm storage deliverability).  The stand alone firm storage service (approximately 13% of firm storage deliverability) accounted for approximately 1% of the Company’s operating revenues for the year ended December 31, 2004.

Park and Loan.  This is an interruptible service that provides customers with the flexibility to balance their supplies with market demand.  Parking allows customers to store delivered natural gas on the pipeline on a temporary basis.  Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline.  This service accounted for approximately 1% of the Company’s operating revenues for the year ended December 31, 2004.

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

Regulation

FERC Regulation.  The siting of Central’s pipeline system and its transportation and storage of natural gas in interstate commerce for its customers and certain related customer services is subject to regulation by the FERC under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.  Central holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required under the NGA.  The pipeline’s tariff — a compilation of the pipeline’s rules, and operating and commercial practices which is binding on the pipeline and its customers — is a regulatory document and cannot be modified without public notice and FERC approval.

Central’s rates and charges for the transportation of natural gas and related services in interstate commerce are subject to regulation by the FERC.  FERC regulations and Central’s FERC-approved tariff allow it to establish and collect rates designed to give it an opportunity to recover all actually and prudently incurred operations and maintenance costs of its pipeline system, taxes, interest, depreciation and amortization and a regulated equity return.

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

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  This general rate proceeding increases Central's transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service which are provided for in Central’s tariff.   On May 28, 2004, the FERC issued an Order ultimately suspending the effective date of the increase until November 1, 2004 and asking the Chief Administrative Law Judge (ALJ) to designate an ALJ to convene a pre-hearing conference to establish a procedural schedule for a formal, trial-type evidentiary proceeding and allowing time for settlement discussions.

The new general rate proceeding is intended to enable Central to increase revenues to reflect cost levels that are in excess of the cost levels reflected in Central’s previous FERC general rate proceeding in 1995.  Since then, Central has invested new capital in facilities, and has incurred increased income taxes and depreciation expenses.  In addition, Central filed to receive an increased rate of return on equity.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding ALJ issued an order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested, and certified it to the FERC for final action.  At December 31, 2004, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $3.0 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

Recent FERC Regulatory Orders. The “Little Mo” system is a facility originally constructed pursuant to Section 311 of the NGPA.  This system consists of approximately 200 miles of eight-inch pipeline extending from Jackson County, Missouri to St. Charles County, Missouri, near St. Louis, and includes three compressor stations.  Since this system was built originally under Section 311 of the NGPA, it was not required to be certificated under the NGA, as amended, 15 U.S.C. §717 et seq., and the regulations and orders thereunder.  These facilities are not for the purpose of locally distributing natural gas to retail customers, and therefore do not subject Central to the Public Utility Holding Company Act of 1935.  On September 12, 2003, Central filed an application with the FERC in Docket No. CP03-352, requesting authority to convert the status of these facilities from “311” facilities to facilities governed by Section 7 of the NGA, consistent with the remainder of its system.  An order granting the certificate under Section 7 of the NGA was issued on February 18, 2004.  As a result of this order, Central now has the Federal right of eminent domain with respect to these facilities like all of its other pipeline and storage facilities and compressors.

In November 2003, the FERC issued a final rule in Docket No. RM01-10-000 (Order 2004) adopting new reporting requirements regarding transmission providers and their “energy affiliates.”  The effective date for compliance with the new regulations was deferred several times and eventually was set for September 22, 2004.  Central made its Order 2004 compliance filing on September 22, 2004 listing its “energy affiliates” and describing how it would comply with the rule.  At the same time, Central, in FERC Docket No. TS04-285, completed revisions to its Electronic Bulletin Board (EBB) and reporting practices consistent with the new rule.  Subsequently, at the request of the FERC staff (consistent with the FERC staff’s requests to other pipelines), minor alterations to Central’s EBB posting practices were implemented.  On December 21, 2004, Order 2004-C was issued clarifying certain requirements under the Rule.  On January 27, 2005, Central filed with the FERC certain changes to its Order 2004 procedures in recognition of these clarifications.

On February 11, 2004, the FERC issued a final rule in Docket No. RM-03-8-000, requiring interstate natural gas pipelines to file quarterly financial information.  The quarterly report, FERC Form No. 3-Q, includes a comparative Balance Sheet, Statement of Income and Retained Earnings, Statement of Cash Flows, Statement of Accumulated Comprehensive Income and Hedging Activities and other selected financial information prepared in accordance with the FERC accounting requirements.  Central began filing FERC Form 3-Q in August 2004 in accordance with the requirements.

On November 11, 2004, the FERC issued a notice of inquiry regarding pipeline discounting practices.  The Company will continue to monitor the progress of this proceeding for any impact it may have on the Company.

The nature and degree of regulation of natural gas companies has changed significantly during the past 25 years, and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

Safety Regulations.  Central is subject to the Natural Gas Pipeline Safety Act of 1968 (NGPSA), as amended, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities.  The NGPSA requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans.  Inspections and tests are performed at prescribed intervals to ensure the integrity of the pipeline system.  These inspections, for example, include periodic corrosion surveys, testing of relief and over-pressure devices and periodic aerial inspections of the rights-of-way.

In 2002, the U.S. Congress enacted the Pipeline Safety Improvement Act (PSIA), with final regulations implementing the PSIA issued in December 2003.  The PSIA makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs.  Such programs include a baseline integrity assessment of each facility located in high consequence areas that must be completed within ten years of the enactment of the PSIA.  The PSIA and regulations will impose increased costs associated with new pipeline inspection and pipeline integrity program requirements, but, based on current information the Company does not expect these costs to have a material adverse effect upon its earnings.  Southern Star’s capital expenditure program includes its estimated expenditures required to comply with the PSIA.

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

Environmental Matters

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act.  These laws and regulations can result in increased capital, operating and other costs.  These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals.   Under the Clean Air Act, the U.S. Environmental Protection Agency (EPA) has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations.  These regulations include National Emission Standards for Hazardous Air Pollutants (NESHAPs) for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call).  Furthermore, there is no impact anticipated to Central’s existing operations based on an analysis of these regulations.  The EPA has also promulgated a new ambient air quality standard for ozone (i.e. the eight hour standard) which is generally more stringent than the standard it replaces (i.e. the one hour standard).   Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight hour ozone standard.  Therefore, the new standard does not impact Central’s existing operations.

Central considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business.  The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.  Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At December 31, 2004 and 2003, Central had accrued a liability of approximately $5.7 million and $6.8 million, respectively, representing the current estimate of future environmental cleanup costs to be incurred over the next five to six years.  Central currently plans to spend an estimated $1.0 million annually to remediate the PCB/mercury contamination.  Central recovers approximately the same amount in its current rates each year.  Central has environmental insurance, which provides an aggregate $25.0 million in coverage (subject to certain exclusions, limits and deductibles) for certain cleanup and remediation obligations.  The policy covers, among other things, up to $10.0 million for costs incurred above the estimated cleanup cost of $8.6 million at the inception of the policy for PCB contamination at 14 compressor stations for a period of five years ending November 15, 2007.

Central may be responsible for environmental cleanup and other costs at sites that it formerly or currently owns or operates and at third-party waste disposal sites.  Central cannot predict with certainty the amount or timing of future expenditures related to environmental matters because of the difficulty of estimating cleanup costs at sites not yet identified.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties. Environmental regulations may also require Central to install pollution control equipment at, or perform environmental remediation on, its facilities.

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

Recent Expansion Projects

Central generally undertakes expansion projects only when it has firm transportation and/or storage commitments from customers that Central believes will provide revenues sufficient for Central to earn its regulated allowed return on investment.  These customer commitments may take the form of actual reimbursement to Central for the cost of the project or long-term firm capacity contracts for increased transportation or storage.  The following is a summary of notable expansion projects for the past year:

Southwest Missouri.  The Southwest Missouri expansion consists of 15.7 miles of 20-inch pipe and modifications at the Saginaw compressor station and was placed in service in August 2004.  The capital cost of the project was $14.6 million, and the annual revenue increase pursuant to the transportation contracts will be $2.5 million in year one, increasing to $3.1 million by year 15.  Empire District Electric has contracted for an additional firm contract of 28,800 MMBtu/day for its State Line Power Plant and an additional 35,000 MMBtu/day for its LaRussell Energy Center.  Kansas Gas Service has subscribed for an additional firm contract of 3,000 MMBtu/day in the open season.

Cheyenne Plains Interconnect.  The interconnect with the Cheyenne Plains Pipeline in Kiowa County, Kansas, referred to as Sand Dunes, was placed in service in January 2005.  The facility is capable of delivering to Central from Cheyenne Plains up to 400,000 MMBtu/day of Rocky Mountain natural gas supplies from the developing reserves in that region.

Potential Expansion Projects

Ozarks Trails.   A binding open season was held during the period from January 26, 2005 through February 25, 2005 on the Company’s Ozark Trails Expansion Project, which proposes to expand pipeline capacity in certain parts of Missouri, Kansas, and Oklahoma.  The Company is currently evaluating potential design parameters and related costs of the project based on the results of the open season.  If sufficient market support has been obtained as a result of the open season to economically support the expansion, the project will be filed with the FERC for approval with an anticipated in-service date as early as the fourth quarter of 2006.

Rocky Mountains.   Central continues to pursue, either through development, acquisition or partnership, expansion opportunities in the Rocky Mountain natural gas region.  These opportunities, in all likelihood, will be pipeline infrastructure projects that may or may not be contiguous to the existing Central pipeline system.

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

Employees

As of December 31, 2004, the Company had 458 employees at Central and none at Southern Star.  Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647 (the Union), covering approximately 187 field employees.  This agreement was renegotiated during 2004 for a four-year term to expire July 15, 2008.  No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years.  Southern Star believes that the relationship between Central and the Union is positive.  The Company provides competitive benefits including medical, 401(k) and pension benefits for all employees.

Reports

Southern Star files annual, quarterly and current reports with the Securities and Exchange Commission (SEC).  Southern Star’s SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov and on the Company’s website at www.southernstarcentralcorp.com as soon as reasonably practicable following the time that the documents are filed with or furnished to the SEC.  You may also read and copy any document Southern Star files with the SEC at its public reference rooms in Washington D.C., New York, NY and Chicago, IL.  Please call the SEC at (800) 732-0330 for further information on the public reference rooms.

Item 2.  Properties

Ownership of Property

Central’s pipeline system includes approximately 6,000 miles of various diameter pipe, eight storage fields and 39 compressor stations.  The system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned in fee by others.  Most of these easements and rights-of-way are perpetual in nature and any term leases are perpetual as long as annual revenue payments are made.  Central’s compressor stations with appurtenant facilities are located in whole or in part upon lands owned by Central in fee, or held under the same type of term lease as described above, pursuant to permits issued or approved by public authorities, or pursuant to perpetual easements granted by private landowners.  Central’s pipeline, storage and compressor facilities are all subject to FERC certificates, the issuance of which provides Central with eminent domain rights to occupy its right-of-way for certain pipeline-related purposes.

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as long-term debt on the consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments will begin in July 2005.

Central also has leases covering office space located in Lenexa, Kansas; Hesston, Kansas; Independence, Kansas; Bartlesville, Oklahoma; Tulsa, Oklahoma; and Woodward, Oklahoma.  These leases are not for substantial space and have an aggregate annual rent of $0.2 million.

Item 3.  Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments are scheduled to occur on March 17 and 18, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The Plaintiffs’ motion seeking class certification for a second time should be fully briefed by the end of March 2005, and the Court is scheduled to hear oral arguments on this issue in early April 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal unit (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The Plaintiffs’ motion seeking class certification for a second time should be fully briefed by the end of March 2005, and the Court is scheduled to hear oral arguments on this issue in April 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the common stock of the Company.  As of March 11, 2005, all of the Company’s common stock was held by two holders of record.

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

Simultaneously with the issuance of its Series A Preferred Stock, Southern Star issued a warrant to the purchaser of the Series A Preferred Stock.  The warrant was initially exercisable for two shares of Southern Star’s common stock, but was subsequently amended to represent two percent (2%) of Southern Star’s then outstanding common stock, or approximately 1.587 shares.  The warrant was exercised in full on August 15, 2003 in accordance with its terms.

Prior to the exercise of the warrant, a dividend was declared on July 31, 2003 to Highstar, the sole holder of record of common stock as of that date.  The $50.0 million dividend was divided into multiple payments of which $25.0 million was paid in 2003 and $25.0 million was paid in 2004.

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  Southern Star sold the 8.5% Notes for cash to an initial purchaser in a transaction exempt from registration pursuant to Regulation D of the Securities Act.  The proceeds were used to repay in full the balance of a bridge loan used to finance the Acquisition of Central and certain other expenses.  Subsequently, the initial purchaser sold the 8.5% Notes to qualified institutional buyers (as defined in the rules promulgated under the Securities Act) in transactions exempt from registration pursuant to Rule 144A and Regulation S of the Securities Act.  On December 5, 2003, Southern Star filed a registration statement with the SEC to register notes substantially similar to the 8.5% Notes (the New Notes).  On January 9, 2004, the registration statement was declared effective.  The New Notes were offered in exchange for the 8.5% Notes.  All the 8.5% Notes were exchanged for the New Notes.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to the equity holders through certain conditions.  The Company expects to continue to pay dividends as permitted under the 8.5% Notes indenture and other agreements discussed above.

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

Southern Star was formed on September 11, 2002 but undertook no financial activity until the Acquisition became effective on November 16, 2002.  Therefore, Statements of Consolidated Operations and Cash Flows for periods ending prior to November 16, 2002 reflect the operations of WGP-Central, the predecessor entity.  Hence, there is a blackline division on the consolidated financial statements, which is intended to signify that the reporting entities shown are not comparable.

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries
Selected Historical Financial Data

	Southern Star			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	Years Ended December 31,
					2001	2000
	(In thousands)			(In thousands)
Statement of Operations Data:
Operating Revenues	$164,332	$158,598	$20,454	$139,504	$158,824	$162,819
Operating Costs and Expenses:
Operations and maintenance	37,508	34,398	3,622	30,349	36,633	41,611
Administrative and general	37,026	40,989	3,775	35,304	37,481	43,642
Depreciation and amortization	27,781	29,279	3,758	28,408	32,492	31,908
Taxes, other than income taxes	10,831	10,994	1,196	8,279	9,820	11,431
Total Operating Costs
and Expenses	113,146	115,660	12,351	102,340	116,426	128,592
Operating Income	51,186	42,938	8,103	37,164	42,398	34,227
Interest Charges (Income):
Interest expense	40,856	42,396	3,727	11,710	13,502	11,153
Interest income	(651)	(705)	(204)	(1,011)	(1,814)	(3,577)
(Gain) Loss on Sale of Assets	-	-	-	5	(3)	(2,939)
Miscellaneous Other (Income)
Expense, Net	2,401	(3,392)	3,303	2,382	(3,876)	(1,178)
Income Before Income Taxes	8,580	4,639	1,277	24,078	34,589	30,768
Provision for Income Taxes	6,511	4,804	535	13,383	13,761	12,210
Net Income (Loss)	$2,069	$(165)	$742	$10,695	$20,828	$18,558

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$41,702	$65,887	$42,408	$9,800	$26	$133
Net Property, Plant & Equipment	527,421	514,149	523,367	620,634	640,485	596,332
All Other Assets	132,772	167,603	157,465	93,618	184,476	216,721
Total Assets	$701,895	$747,639	$723,240	$724,052	$824,987	$813,186

Capitalization:
Bridge Loan	$-	$-	$200,000	$-	$-	$-
Total Long-Term Debt, Net of
Current Portion	413,093	404,740	174,664	174,654	174,592	174,526
Mandatorily Redeemable Preferred Stock	51,184	48,265	-	-	-	-
Common Stockholder’s Equity	131,277	141,259	225,742	449,248	347,079	326,251
Total Capitalization	$595,554	$594,264	$600,406	$623,902	$521,671	$500,777

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

RISK FACTORS

The Company faces certain risks in conducting its business that may impact the Company’s future results of operations, financial position or cash flows.  Major risks that management has identified are as follows:

The Company’s debt instruments contain restrictive covenants that may restrict its ability to pursue its business strategies.

The covenants limit the Company’s ability, among other things, to:

•

make investments;

•

incur or guarantee additional indebtedness;

•

pay dividends or make other distributions on capital stock or redeem or repurchase capital stock;

•

create liens;

•

incur dividend or other payment restrictions affecting subsidiaries;

•

sell assets;

•

merge or consolidate with other entities;

•

enter into transactions with affiliates;

•

enter into sale and leaseback transactions;

•

engage in certain business activities; and

•

acquire or dispose of certain assets.

Southern Star’s ability to comply with these covenants may be affected by many events beyond its control.  Failure to comply with these covenants could result in an event of default, which could cause the notes (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable.  In addition, complying with these covenants may also cause the Company to take actions that are not favorable to the equity holders and may make it more difficult for the Company to successfully execute its business strategy and compete against companies who are not subject to such restrictions.

Decreases in the volume of natural gas stored in or transported through Southern Star’s  pipeline system for any of the reasons described below will adversely affect its business.

Expiration of firm reservation agreements.  For the year ended December 31, 2004, approximately 90% of Central’s firm contracted market area capacity, 89% of its firm contracted production area capacity and 95% of firm contracted storage capacity are under long-term contracts (i.e. contracts with terms longer than one year).  Approximately 46% of 2004 revenues related to firm services is derived from contracts that continue for more than five years.  Central cannot give any assurance as to whether any of these contracts will be renewed or extended or as to the terms that may be applicable to any such renewal or extension.  A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on Central’s pipeline system could cause a significant decline in its revenues.  Central’s results of operations could also be adversely affected by decreased demand for interruptible services.

Decreases in the availability of natural gas supplies. The Company’s operating results are dependent upon its customers having access to adequate supplies of natural gas.  The Company depends on having access to multiple sources of gas production so that customers can satisfy their total gas requirements and have the opportunity to source gas at the lowest overall delivered cost.  Moreover, the Company does not have the ability to operate its pipeline system at full capacity without access to multiple gas sources.  The ability of producers to maintain production is dependent on the prevailing market price of natural gas, the exploration and production budgets of the major and independent gas companies, the depletion rate of existing sources, the success of new sources, environmental concerns, regulatory initiatives and other matters beyond the Company’s control.  Additionally, some of Central’s customers deliver gas to its pipeline system through other pipelines.  Operational failures on those other pipelines, such as reductions in pressure or volume, or interruptions in service due to maintenance activities or unanticipated emergencies, could result in lower volumes of gas being available to Central for transportation.  There can be no assurance that production or supplies of natural gas available to customers will be maintained at sufficient levels to sustain the Company’s expected volume of transportation commitments on its pipeline system or that multiple sources of gas will remain available to provide customers with access to sufficient low cost supplies.

Operational limitations of the pipeline system.  In order to satisfy firm transportation commitments, Central’s customers must nominate and schedule, and Central must be able to receive, required volumes of gas in accordance with its contract terms, and must be able to reliably and safely deliver those volumes.  Central’s customers' ability to schedule natural gas transportation to certain locations is constrained by the physical limitations of Central’s pipeline system.  These physical limitations can be significant during periods of peak demand because many sections of the Company’s pipeline do not have redundant or looped lines and do not have additional available compression.  Therefore, during peak demand periods, failures of compression equipment or pipelines could limit the Company’s ability to meet firm commitments.

Storage limitations.  Central’s storage fields are subject to many of the same operational limitations as its pipeline system.  The economical and efficient operation of the Company’s storage fields depends on the continuing stability of the underground reservoirs in which the natural gas is stored, which is affected by numerous environmental and geological factors that are beyond the Company’s control.  Storage gas losses occur as a normal part of underground storage operations and are caused by cumulative measurement inaccuracies, the slow migration of natural gas from a storage field into the surrounding underground areas and other causes associated with storage operations.  Central files its cumulative calculated natural gas loss measurements annually with the Federal  Energy Regulatory Commission (FERC) to recover such natural gas losses from customers.  However, if the FERC were to deny recovery of any such losses, it could result in unrecoverable costs for Central.

Decreases in demand for natural gas.  Demand for the Company’s services depends on the ability and willingness of customers with access to its facilities to store on, and deliver natural gas through, the Company’s system.  Any decrease in this demand could adversely affect Southern Star’s business.  Demand for natural gas is dependent upon the impact of weather, industrial and economic conditions, fuel conservation measures, alternative fuel availability and requirements, governmental regulation and technological advances in fuel economy and energy generation devices, all of which are matters beyond Southern Star’s control.

Competitive pressures. Although most of Central’s pipeline system's current transportation and storage capacity is contracted under long-term firm reservation agreements, the market for the transportation and storage of natural gas is competitive.  Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as the Company’s pipeline system. Any such new pipelines could offer services that are more desirable to customers because of locations, facilities or other factors.  These new pipelines could charge rates or provide service to locations that could result in savings for shippers and producers and thereby force the Company to lower the rates charged for services on its pipeline in order to extend existing service agreements or to attract new customers.  New pipeline projects are always possible in the future and proposals are made from time to time.  An increase in the availability of competing alternative facilities or services could adversely affect Southern Star’s business.

Southern Star depends on a limited number of customers for a substantial portion of its revenues

Operating revenues related to transportation and storage contracts with the Company’s ten largest customers accounted for approximately 88% of operating revenue during the year ended December 31, 2004.  Approximately 59% of the Company’s operating revenues during the year ended December 31, 2004 were generated from transportation and storage services to its two largest customers, Kansas Gas Service (KGS) and Missouri Gas Energy (MGE).  The Company has multiple service contracts for the delivery and storage of natural gas with both KGS and MGE.  The largest KGS contract by volume extends into 2013 and the largest MGE contract by volume extends into 2006.  A decision by KGS or MGE, or other principal customers, not to renew or extend its contracts or to reduce firm reservation capacity upon renewal or extension of its contracts could cause a significant reduction in the Company’s revenues.

Reductions in the Company’s credit ratings may negatively affect its cost of, and possibly access to, capital.

Any downgrades in Southern Star’s or Central’s credit ratings may increase the Company’s borrowing costs and limit its access to capital.  This could materially and adversely affect any operating and expansion plans.

Changes in Southern Star’s regulatory environment and recent events in the energy markets that are beyond the Company’s control may significantly affect its business and access to capital markets.

Central's rates and operations are subject to regulation by Federal regulators as well as the actions of the Federal and state legislatures and, in some respects, state regulators.  As a result of the energy crisis in California during 2000 and 2001, the volatility of natural gas prices in North America, the bankruptcy filings by certain energy companies and investigations by governmental authorities into energy trading activities, many energy and utility businesses have generally been under an increased amount of scrutiny by the public, state and Federal regulators, the capital markets, government anti-trust agencies and the rating agencies.  Southern Star cannot predict or control what affect these types of events, or future actions of regulatory agencies in response to such events, may have on its business or its access to the capital markets.  Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.  Should new regulatory requirements regarding the security of the Company’s pipeline system be imposed, the Company could be subject to additional costs that could adversely affect Southern Star’s financial condition and results of operations if such costs are deemed unrecoverable in Central's rates.

Southern Star does not control the rates that it is allowed to charge for its services and those rates may be decreased at any time, thereby decreasing its operating revenues.

Central's rates and the terms and conditions of its transportation and storage services are subject to regulation and approval by the FERC.  The FERC regulatory process affords customers and state regulatory commissions the opportunity to take an active role in advising the FERC as to Central's rates and terms and conditions.  Central periodically files general rate cases with the FERC.  In general rate cases, the FERC establishes, among other things, an allowed rate of return on common equity, an overall rate of return, depreciation rates and cost of service.  When Central elects to file a general rate case, unfavorable rulings by the FERC could adversely impact its results of operations.

Under Section 5 of the Natural Gas Act, on its own motion or based on a complaint filed by a customer of the pipeline or other interested person, the FERC may initiate a proceeding seeking to compel a pipeline to prospectively change any filed rate and, under some circumstances, may seek refunds of previously paid amounts found to be in excess of then-effective FERC-filed rates.  If the FERC determines that an existing rate or condition is unjust, unreasonable, unduly discriminatory or preferential, then any rate reduction that is ordered at the conclusion of such a proceeding is generally effective from the date of the order requiring this change.

Southern Star is subject to numerous environmental laws and regulations that may increase its cost of operations, impact or limit its business plans, or expose it to environmental liabilities.

Laws and regulations relating to environmental protection can result in increased capital expenditures required for compliance, operating costs and other expenditures.  These laws and regulations generally subject the Company to inspections and require the Company to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Southern Star cannot predict the initiation, outcome or effect of any action or litigation that may arise from applicable environmental regulations.  Existing environmental regulations may be revised or new regulations may be adopted or become applicable to the Company.  Revised or additional regulations imposed on the Company, which may result in increased compliance costs or additional operating restrictions, could have a material adverse effect on Southern Star’s financial condition and results of operations, particularly if those costs are not fully recoverable from customers.  Environmental regulations may also require the Company to install pollution control equipment at, or perform environmental remediation on, its facilities.

The U. S. Environmental Protection Agency (EPA) is currently in the process of designating areas across the country as either ''attainment'' or ''non-attainment'' with respect to a new national ambient air quality standard for ozone.  Based on the EPA's latest available data (1999-2001), none of Central's stations are located in non-attainment areas.  Older data from the EPA, however, indicated that eight stations are in areas that could possibly be designated as non-attainment areas.  If those eight stations are designated to be in non-attainment areas, the capital costs of new emissions control equipment (primarily for combustion modifications and catalyst control) are estimated to be between $10.0 million and $15.3 million.  Other proposed regulations for natural gas-fired stationary turbines may also increase expenditures for environmental compliance.

In addition to compliance issues, the Company may be identified as a responsible party for environmental cleanup at contaminated sites which, in some cases, the Company does not own or operate or has not owned or operated.  Southern Star cannot estimate costs associated with these activities since the Company cannot predict with certainty the identification of such sites, the imposition of such cleanup obligations upon the Company, or the amount and timing of future expenditures related to these environmental matters.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.

Furthermore, in certain instances the Company may not be able to obtain all environmental regulatory approvals in the future that are necessary for its business.  If there is a delay in obtaining any required environmental regulatory approval, including for future expansion projects, or if the Company fails to obtain, maintain or comply with any such approval, operations at its affected facilities could be temporarily limited or subjected to additional costs.

Southern Star faces known environmental liabilities at several sites.

The Company has an active program to identify and clean up contamination at its facilities and has either entered or plans to enter into consent orders with the EPA for voluntary cleanup of about 30 compressor sites.  As of December 31, 2004, the Company was aware of polycholorinated biphenyl (PCB) and/or mercury contamination that requires remediation at 14 of Central's compressor sites and 530 of its meter sites.  In general, the known contamination is limited to soils within the property boundaries of the sites.  Southern Star has an accrued liability of $5.7 million as of December 31, 2004, representing the estimate of future cleanup costs to be incurred at these 14 facilities over the next five to six years.  However, unanticipated future costs could have a material adverse effect on Southern Star’s financial condition should these costs exceed its estimate, not be recoverable through rates or be uninsured.

Substantial operational risks are involved in operating a natural gas pipeline system.

There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond the Company’s control.  These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with the Company’s pipeline facilities (such as may occur if a third party were to perform excavation or construction work near its facilities), and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond the Company’s control.  It is also possible that the Company’s infrastructure facilities could be direct targets or indirect casualties of an act of terror.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Liabilities incurred, and interruptions to the operation of the Company’s pipeline caused by such an event, could reduce revenues generated by Central and increase expenses, thereby impairing the Company’s ability to meet its obligations.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

Southern Star is exposed to the credit risk of its customers in the ordinary course of its business.

Generally, Central’s customers are rated investment grade or are required to make pre-payments, deposits, or provide security to satisfy credit concerns.  However, Southern Star cannot predict at this time to what extent its business may be impacted by any current or future deteriorating conditions in the energy sector, including declines in its customers' creditworthiness.

Potential future expansions may affect Southern Star’s business by substantially increasing the level of its indebtedness and contingent liabilities and increase the Company’s risks of being unable to effectively integrate these new operations.

From time to time, Central embarks on expansion projects in order to attract new customers or retain existing customers.  Central may encounter difficulties implementing the expansions or managing the growth from such expansions.  Expansions may require substantial capital or the incurrence of substantial indebtedness.

Southern Star may not be able to quickly or effectively adopt internal controls and procedures necessary to comply with applicable reporting and related obligations, including Section 404 of the Sarbanes-Oxley Act.

Under the Company’s debt requirements, and pursuant to requirements adopted from time to time by federal and state regulatory and other authorities, the Company must provide various periodic financial reports and implement internal accounting and other financial controls.  Failure to quickly establish the necessary controls and procedures would make it difficult to ensure that Southern Star’s financial results are fairly and fully reported and disclosed.

General

The following discussion of Southern Star Central Corp.’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.  Comparisons to prior periods have been made for discussion purposes; however, all periods prior to November 16, 2002 discussed below reflect the financial condition and results of operations for Williams Gas Pipelines Central, Inc. (WGP-Central), the predecessor entity, which are not comparable to the post-acquisition periods presented for the Company.  Major differences are noted in the discussions below.

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

The Acquisition

On September 13, 2002, Southern Star entered into a purchase and sale agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition (the Acquisition) of all of the capital stock of WGP-Central and all of the membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The sale became effective on November 16, 2002.  Prior to that date, WGP-Central was wholly-owned by Williams.  Effective December 9, 2002, WGP-Central changed its name to Southern Star Central Gas Pipeline, Inc. (Central).  Western Frontier was formed by Williams for potential development of a natural gas pipeline in the Rocky Mountain region.  As of December 31, 2004, Central and Western Frontier were the only wholly-owned subsidiaries of Southern Star.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  Short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at December 31, 2004 was approximately five years.

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

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  On April 30, 2004, the Company filed for an increase in rates with the FERC which under its pending settlement is expected to increase revenues by approximately $18.0 million over 2003 levels.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.  In August 2004, the Company completed its Southwest Missouri expansion project.  The Company expects that the increased annual revenues from this project will be approximately $2.5 million, which are included in the Company’s anticipated revenue increase discussed above.

Business Strategy

The principal elements of Southern Star’s business strategy are to:

Maintain Safe and Reliable Operations with a High Degree of Customer Satisfaction.  The Company intends to continue to operate its transportation and storage facilities in a safe manner for its communities, customers, employees and the environment.  Central believes its record of long-term customer relationships and contract extensions is due in part to its safe, reliable and flexible transportation and storage services.  Central intends to continue to work with its customers for scheduling outages to allow for testing and maintenance and to be in full compliance of the testing required in the pipeline integrity regulations.  The integrity regulations require that 50% of high consequence areas (HCA) be tested before the end of 2007 and the remaining HCA areas tested before the end of 2012.

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

Strategically Expand Its Natural Gas Transportation and Storage Infrastructure.  Southern Star believes that the demand for natural gas in its region will continue to increase due to the growing use of natural gas as a fuel for power generation facilities in response to environmental concerns, as well as demographic and industrial growth in its market area.  The Company also believes demand growth will support future expansions of its system’s capacity, particularly by providing markets that have limited access to natural gas as an energy source with efficient and economic transportation and storage services.  Southern Star intends to capitalize on its existing infrastructure, market position and customer relationships in order to expand operations to meet the increased demand for natural gas transportation and storage services, while maintaining access to substantial sources of natural gas supply.  The Company has expanded, and will continue to expand, its infrastructure on the basis of long-term firm commitments from customers for the additional capacity or with customer commitments for financial reimbursements for improvements to existing facilities.

The Transition

Prior to the Acquisition, Central shared management, employees, office facilities and information systems with one or more Williams affiliates.  Most general and administrative services and functions, such as human resources, accounting, legal and information technology services, and most senior management functions were performed by other William’s affiliates.  In connection with the Acquisition, Central became a stand-alone organization, increasing its employee base by approximately 100 general, administrative and management personnel to replace the services described above.  In conjunction with the Acquisition, Southern Star and Williams entered into an agreement to provide for the transition of the previously shared services and functions from Williams to the new Central organization.  The transition of these services and functions was completed on schedule in May 2003.

At the time of the Acquisition, Southern Star also entered into an agreement with Williams to accommodate the migration of Central’s information systems from Williams’ operating environment to Central’s operating environment.  The migration was complete in December 2003.

Central incurred approximately $3.7 million of general and administrative expenses and approximately $3.7 million of capital expenditures in 2003 in connection with the transition and migration to a stand-alone entity.  The capital expenditures relate to the purchase and implementation of new computer hardware and software licenses.

Basis of Presentation and Acquisition Accounting

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeded the historical net book value of Central by approximately $35.9 million.  This excess has been classified as “Goodwill” on the consolidated Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

During the Company’s rate case negotiation and settlement process in the fourth quarter of 2004, it was determined that the Company’s historical net book value of certain supervisory control and data acquisition (SCADA) equipment within its property, plant and equipment was understated by approximately $1.9 million as of the date of the Acquisition.  As such, an adjustment was made in the fourth quarter of 2004 to increase its property, plant and equipment balance and to decrease goodwill.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States.  The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (SEC).

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

Critical Accounting Policies

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected.  Accounting for businesses that are regulated and apply the provisions of SFAS 71 can differ from the accounting requirements for non-regulated businesses.  Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.  As a rate-regulated entity, Central has determined that it is appropriate to apply the accounting prescribed by SFAS 71 and, accordingly, the consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

Revenues Subject to Refund

The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services.  Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes.  Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC.  Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.  At December 31, 2004, Central had estimated reserves for revenues subject to refund pending settlement of its RP04-276 rate proceeding of $3.0 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

Critical Accounting Estimates

Management establishes reserves for estimated loss contingencies when assessments determine that a loss is probable and the amount of the loss can be reasonably estimated.  Adjustments to contingent liabilities are reflected in income in the period in which different facts or information became known or circumstances change that affect previous assumptions with respect to the likelihood or estimation of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome.  Should the outcome differ from the assumptions and estimates, revisions to estimated reserves for contingent liabilities would be required.

Management also estimates its accruals for certain operating expenses, primarily employee benefit costs, unbilled professional fees, and ad valorem taxes.  The estimates are based on historical experience, management’s assumptions about current period activities, and other information gathered within an accounting period.  Actual results could differ from those estimated.  Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued.  See the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies and methods that may include estimates.

Other

Please refer to the Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, the only operating subsidiary of Southern Star.  All periods include the application of purchase accounting.  The period January 1, 2002 through November 15, 2002 reflects the impact of the 1983 acquisition by Williams as discussed above while periods subsequent to that date reflect the Acquisition by Southern Star.  Therefore, the periods are not comparable.  However, for the purpose of comparing operations for the years ended 2004, 2003, and 2002, the pre-acquisition and post-acquisition periods in 2002 have been combined in the discussions below.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Combined Year Ended December 31, 2002
		(In thousands)

Operating revenues	$164,332	$158,598	$159,958
Operations and maintenance	37,508	34,398	33,971
Administrative and general	37,026	40,989	39,079
Depreciation and amortization	27,781	29,279	32,166
Taxes, other than income taxes	10,831	10,994	9,475
Operating income	51,186	42,938	45,267

Other (Income) Deductions:
Interest expense	40,856	42,396	15,437
Interest income	(651)	(705)	(1,215)
Miscellaneous other (income) expense, net	2,401	(3,392)	5,690
Total Other Deductions	42,606	38,299	19,912
Income before income taxes	8,580	4,639	25,355
Provision for income taxes	6,511	4,804	13,918
Net Income (Loss)	$2,069	$(165)	$11,437

Comparison of the Years Ended December 31, 2004 and 2003

Operating revenues were $164.3 million for the year ended December 31, 2004, a $5.7 million, or 3.6%, increase from the prior year, primarily due to the Company’s Southwest Missouri Expansion which was placed in service September 1, 2004, increase in demand for park and loan services, and increased revenues resulting from the RP04-276 rate case, which became effective subject to refund on November 1, 2004.

Operations and maintenance expenses for 2004 increased by $3.1 million, or 9.0%, from $34.4 million for the prior year, to $37.5 million for 2004, principally due to scheduled higher spending for maintenance projects and higher operating expenses from the West Webb storage field.

Administrative and general expenses were $37.0 million and $41.0 million, for the years ended December 31, 2004 and 2003, respectively, a decrease of $4.0 million or 9.7%.   The decrease is primarily attributable to costs of $3.7 million in 2003 related to the transition from Williams.

Depreciation expense was $27.8 million in 2004 as compared to $29.3 million in 2003, a $1.5 million, or 5.1% decrease.  The decrease is primarily attributable to adjustments related to the retirements of  SCADA equipment in the fourth quarter of 2004.

Interest expense was $40.9 million for the year ended December 31, 2004 as compared to $42.4 million for 2003, a decrease of $1.5 million or 3.6%.  The decrease was primarily attributable to $4.4 million lower amortization of debt expense, offset by $1.3 million of higher interest expense associated with the third quarter 2003 borrowing by Central under its secured credit facility; $0.7 million higher interest expense on the Company’s 2003 refinancing; and $1.0 million higher dividend expense associated with the Company’s Series A Preferred Stock.  See below and in Note 5 to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other expense was $2.4 million in 2004 compared to miscellaneous other income of $3.4 million in 2003, a change of $5.8 million.  The change is primarily due to a December 2004 reduction of $4.7 million in the carrying value of the Company’s “Little Mo” line as a result of its RP04-276 rate proceeding partially offset by a 2004 reduction of $1.8 million in a reserve for settlement of the Kansas Ad Valorem Tax Reimbursement as compared to a $2.9 million favorable settlement in 2003 of a reserve for an abandoned business development project.

The provision for income taxes was $6.5 million for 2004, an increase of $1.7 million from the comparable period in 2003 commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s Series A Preferred Stock are not tax deductible.  Excluding these costs, the Company’s effective tax rate for the current year period was 39.5% as compared to 41.2% in the prior year.

Comparison of the Years Ended December 31, 2003 and 2002

Operating revenues were $158.6 million for the year ended December 31, 2003, a $1.4 million, or 1.0%, decrease from the prior year, primarily due to $0.9 million lower storage revenues in 2003. Storage revenues were lower during the first quarter of 2003 due to lower inventories in storage resulting from higher natural gas prices and a colder winter as compared to the same period in 2002.

Operations and maintenance expenses for 2003 increased by $0.4 million, or 1.3%, from $34.0 million for the prior year, principally due to $0.2 million of obsolete inventory that was charged to expense in the fourth quarter of 2003.

Administrative and general expenses were $41.0 million and $39.1 million, for the years ended December 31, 2003 and 2002, respectively, an increase of 4.9%. The increase is primarily attributable to a $3.1 million increase in 2003 property and liability insurance premiums and $3.7 million of costs related to the transition from Williams. These increases were partially offset by decreases due to the elimination of Williams’ overheads and allocated charges at November 15, 2002.

Depreciation expense was $29.3 million in 2003 as compared to $32.2 million in 2002, a decrease of $2.9 million, or 9.0%. The decrease is primarily attributable to Williams’ excess cost amortization in 2002 of $3.8 million.  Southern Star’s excess cost was classified as goodwill in 2003 and is not being amortized.

Taxes other than income taxes increased by $1.5 million, or 16%, to $11.0 million for the year ended December 31, 2003.  The increase is mainly the result of increases in state property tax assessments after giving effect to the Acquisition.  The increase was also due in part to an increase in payroll taxes.

Interest expense was $42.4 million for the year ended December 31, 2003 as compared to $15.4 million for 2002.  This $27.0 million increase is attributable to $12.8 million in interest charges on Southern Star debt issued to finance the Acquisition; $6.0 million of related debt issuance cost amortization; $7.0 million for dividends and other costs associated with Southern Star’s Series A Preferred Stock issued in January 2003; and $1.0 million in interest charges on Central’s bank term loan entered into in August 2003. See below and Note 5 to the Consolidated Financial Statements for further discussion on notes payable and long-term debt.

Miscellaneous other income was $3.4 million in 2003 compared to $5.7 million of miscellaneous other expense in the prior year.  In June 2002, Williams suspended Central’s Western Frontier business development project and recognized as expense $7.6 million of associated costs.  In 2002, Central recorded a $4.2 million favorable adjustment of its reserve for the Kansas Ad Valorem Tax Reimbursement.  Also in 2002, Southern Star recorded a $3.3 million reserve for loss on an abandoned business development project.  In 2003, Southern Star reached a favorable settlement with a third party on that project resulting in a $2.9 million favorable adjustment to the reserve recorded in 2002.

Income tax expenses were $4.8 million for the year ended December 31, 2003, a decrease of $9.1 million from 2002.  For 2003, $7.0 million of dividends and other costs associated with Southern Star’s Series A Preferred Stock were not tax deductible.  In the second quarter of 2002, Central recorded deferred tax expenses of $3.9 million related to a Williams prior year audit adjustment.  Excluding the above adjustments, the Company’s effective tax rate for 2003 was 41.2% as compared to 39.5% in the prior year.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of March 9, 2005, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes) discussed below.

Although the pre- and post-acquisition periods are not comparable, activity for both periods in 2002 have been combined to provide a basis for the following discussions of cash flows.

Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $40.9 million and $56.3 million, respectively.  Cash from operating activities was lower in 2004 primarily as a result of higher 2004 payments for pension ($7.4 million) and interest ($5.5 million).   Cash from operating activities was also lower in 2004 due to cash receipts in 2003 of $6.3 million from Williams for its prorated share of ad valorem taxes and $2.5 million from the sale of unused pipe from inventory.  The decrease in cash from operating activities in 2004 was partially offset by an increase in revenues primarily resulting from the RP04-276 rate proceeding and Southwest Missouri Expansion Project.

Net cash used in investing activities for the years end December 31, 2004 and 2003 was $34.6 million and $16.8 million, respectively.  The increase was primarily due to higher capital expenditures in 2004 and an $8.0 million receipt of a bridge loan security deposit in 2003.  The 2004 construction costs associated with the new headquarters building were fully financed by economic development bonds and, therefore, have been excluded from the Statements of Consolidated Cash Flows as non-cash activity.

Net cash used in financing activities was $30.5 million for the year ended December 31, 2004 as compared to $16.0 million for the same period in 2003.  The variance was primarily due to the Company’s refinancing of its $200.0 million bridge loan with $180.0 million of the 8.5% Notes.  The variance was partially offset by $8.6 million in debt issuance expense, the repayment of $4.0 million in borrowings related to the restructuring of Central’s property and liability insurance program, and $3.1 million in Acquisition costs paid to Williams in 2003.  The Company’s financing activities are further discussed below.

Net cash provided by operating activities for the years ended December 31, 2003 and 2002 was $56.3 million and $41.6 million, respectively.  Cash from operating activities was lower in 2002 primarily as a result of $21.8 million in payments to Williams.  This decrease was partially offset by lower liability insurance payments, lower income taxes, and lower pension plan payments in 2003.  In November 2002, Southern Star paid $2.5 million for an environmental insurance policy that covers a ten-year period.  Variations in pension plan payments are generally due to timing of contributions.  Income tax payments were lower in 2004 due to lower taxable income.

Net cash used in investing activities was $16.8 million in 2003 as compared to $382.6 million in 2002.  The 2002 period included the $387.2 million Acquisition of Central and an $8.0 million deposit made as security on the bridge loan secured to finance the Acquisition, offset by a $30.5 million repayment of advances to Williams.   In 2002, as a subsidiary of Williams, Central participated in a Williams program, pursuant to which funds were advanced to Williams on a daily basis and repaid to Central as needed to fund operations.  On November 15, 2002, Central’s advance balance, net of intercompany receivables and payables, of $30.5 million was paid to Williams as a dividend as a term of the sale to Southern Star.  Additionally, capital expenditures were $25.2 million in 2002 as compared to $24.0 million in 2003.  In 2003, the $8.0 million deposit made in 2002 was repaid to the Company.

Net cash provided by financing activities was $393.2 million in 2002 as compared to net cash used in financing activities of $16.0 million for 2003.  The Acquisition in 2002 was initially financed by a $225.0 million contribution from AIG Highstar Capital, L.P. (Highstar) and a $200.0 million bridge loan.  Central paid a $30.5 million dividend to Williams in 2002 as a term of the Acquisition.  Also in 2002, Southern Star financed $4.5 million of its property and liability insurance premiums through a short-term note, of which $4.0 million and $0.5 million was repaid in 2003 and 2002, respectively.  In 2003, the Company issued $50.0 million in Series A Preferred Stock and $230.0 million in long term debt, as further discussed below.  Also in 2003, the Company repaid the $200.0 million bridge loan, purchased $50.0 million in treasury stock, and returned capital of $25.0 million to Highstar.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable Series A Preferred Stock to a third-party investor, which is classified as a liability on the consolidated Balance Sheets.  The issuance included a warrant for two shares of common stock (the Warrant), which represented 2% of the then outstanding common shares.  The Series A Preferred Stock, as amended in August 2003, carried a cash dividend rate of 9% through August 6, 2003, carries a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semi-annually in May and November.  The terms of the issuance are further described in Note 6 to the Consolidated Financial Statements.  Proceeds of the issuance were used to purchase 22.22 shares of outstanding stock, which are now held as treasury shares.  On August 8, 2003, the Warrant was amended to 1.587 shares, or 2% of the then outstanding common shares.  The Warrant was exercised in full on August 15, 2003 at the exercise price, and is classified as paid-in capital on the consolidated Balance Sheets.

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

The 8.5% Notes are secured by a pledge of the capital stock of Central and certain future direct domestic subsidiaries, as well as a pledge of 65% of the capital stock of certain future direct foreign subsidiaries.  Southern Star currently has no direct or indirect foreign subsidiaries.  The 8.5% Notes rank pari passu in right of payment with certain future senior secured debt to the extent secured by the same collateral.  The 8.5% Notes are structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.  The 8.5% Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Company’s option under certain circumstances prior to August 1, 2006 and full redemption at the Company’s option on or after August 1, 2007.

The 8.5% Notes are subject to certain covenants that restrict, among other things, the ability of Southern Star or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 9 to the Consolidated Financial Statements for further discussion of dividends and related restrictions.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million. Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which, under the interest rate protection agreement, converted the term loan to a 4.57% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income or loss on the consolidated Balance Sheets.  The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no later than August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.

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

Central has outstanding $175.0 million of the 7.375% Senior Secured Notes due November 15, 2006 (the 7.375% Notes).  The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness.  Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are senior secured obligations of Central.

At December 31, 2004, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At December 31, 2003, Central had a liability of $2.8 million for funds collected from producers pursuant to the Kansas Ad Valorem Tax Reimbursement, discussed in Note 7 to the Consolidated Financial Statements.  In February 2004, Central paid $1.2 million of this liability as authorized by the KCC.  By Order issued October 4, 2004, the Kansas Corporation Commission (KCC) approved the final distribution of the remaining $1.6 million Central was holding for KCC customers and Central refunded that amount on November 4, 2004.  As a result of various settlements in 2004, Central also received approximately $38.2 million and distributed the same amount to customers.  In 2003, Central did not receive any refunds but distributed approximately $1.4 million to customers.  The amount of the receivable and liability at December 31, 2004 related to the ultimate settlement of all proceedings was approximately $4.2 million.

A Tax Sharing Agreement has been executed by and among Southern Star and Central.  Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy (the Tax Policy) which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due.  Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability.  Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date.  Of this amount, $25.0 million was paid in 2003 and $25.0 million was paid in 2004.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Note indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the Indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to Highstar through certain conditions.

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as long-term debt on the consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments will begin in July 2005.

In January 2004, the Company paid the remaining balance of $2.0 million as final payment to settle its natural gas supply realignment costs.

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  This general rate proceeding increases Central's transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service which are provided for in Central’s tariff.  On May 28, 2004, the FERC issued an Order ultimately suspending the effective date of the increase until November 1, 2004 and asking the Chief Administrative Law Judge (ALJ) to designate an ALJ to convene a pre-hearing conference to establish a procedural schedule for a formal, trial-type evidentiary proceeding and allowing time for settlement discussions.

The new general rate proceeding is intended to enable Central to increase revenues to reflect cost levels that are in excess of the cost levels reflected in Central’s previous FERC general rate proceeding in 1995.  Since then, Central has invested new capital in facilities, and has incurred increased income taxes and depreciation expenses.  In addition, Central filed to receive an increased rate of return on equity.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding ALJ issued an order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested, and certified it to the FERC for final action.  At December 31, 2004, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $3.0 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

Other

Contractual Obligations and Commitments

The table below summarizes Central’s significant contractual obligations and commitments as of December 31, 2004 and for the years indicated:

Payments Due by Period
(In thousands)

	Mandatorily Redeemable Preferred Stock	Long-Term Debt	Capital Leases[1]	Purchase Obligations	Operating Leases	Capital Expenditure Commitments[2]	Total Contractual Obligations
2005	$-	$-	$730	$1,140	$607	$845	$3,322
2006	-	225,000	750	-	71	2,910	228,731
2007	12,092	-	725	-	36	2,710	15,563
2008	12,092	-	705	-	12	1,460	14,269
2009	12,092	-	735	-	8	1,460	14,295
After 2009	29,994	180,000	5,355	-	-	2,920	218,269
Total	$66,270	$405,000	$9,000	$1,140	$734	$12,305	$494,449

(1)

Principal payments on capital lease for the new headquarters building.  See discussion in the Liquidity and Capital Resources section above.

(2)

Capital Expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.

The Company has estimated capital expenditures of $33.0 million in 2005.  For the year ended December 31, 2004, the Company’s capital expenditures were $34.5 million, excluding expenditures of approximately $8.9 million related to the capital lease on its headquarters building which is being financed under the arrangement described above. The Company’s Southwest Missouri expansion project was completed in August 2004 at a cost of approximately $14.6 million.

In addition to the contractual obligations and commitments listed above, the Company expects to contribute, in 2005, to its Union and Non-Union Retirement Plans as well as to its Health and Welfare Plan for postretirement medical and death benefits.  The Company’s estimated total contributions in 2005 to its Retirement and Health and Welfare Plans are $7.6 million.  See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier in exchange for a management fee of approximately $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested, and certified it to the FERC for final action.  At December 31, 2004, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $3.0 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

See Note 7 to the Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at December 31, 2004, had a carrying value of $404.8 million and a fair value of $438.0 million.  The weighted-average interest rate of the Company’s long-term debt is 8.05%.  The Company’s $175.0 million (7.375%) and $50.0 million (4.57%) long-term debt issues mature in 2006 and its $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated Financial Statements of the Company presented in this annual report on Form

10-K are listed in the index on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2006, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 5, 2005.

Name	Age	Position
Christopher H. Lee	52	President and Director
Michael J. Walsh	37	Treasurer and Director
Aaron D. Gold	30	Secretary and Director
William J. Haener	63	Director
Michael J. Miller	46	Director

Currently, Southern Star’s board consists of five Directors designated by Highstar.  The holder of the Series A Preferred Stock has the right to designate a Director for the Board, but as of March 5, 2005, has not exercised that right.

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 5, 2005.

Name	Age	Position
Christopher H. Lee	52	Chairman of the Board of Directors
Michael J. Walsh	37	Chief Executive Officer, Treasurer and Director
Jerry L. Morris	49	President, Chief Operating Officer
Aaron D. Gold	30	Director
Robert S. Bahnick	45	Senior Vice President of Operations and Technical Services
Robert W. Carlton	44	Vice President of Human Resources and Administration
Chris W. Ellison	50	Vice President of Operations-Hesston Division
David L. Finley	40	Vice President of Information Technology
Beverly H. Griffith	50	Senior Vice President, General Counsel and Corporate Secretary
James L. Harder II	58	Vice President of Customer Services and Business Development
Susanne W. Harris	46	Vice President of Finance and Accounting, Controller and Assistant Treasurer
Daryl R. Johnson	51	Vice President of Rates and Regulatory Affairs
Richard J. Reischman	48	Vice President of Operations-Kansas City Division

Christopher H. Lee has served in his roles as President and Director at Southern Star since Southern Star’s formation in September 2002 and in various roles at Central, including Chairman of the Board and Chief Executive Officer (CEO), since it was acquired by Southern Star in November 2002.  Mr. Lee joined AIG Global Investment Corp. (AIGGIC) in 1998 as Vice President and founded Highstar in 2000.  He has 25 years of experience in private equity, banking and finance, principally in the energy, transportation and capital goods sectors.  Mr. Lee is also a Director of Stagecoach Holding, LLC, a Highstar portfolio company, and is a Managing Director of AIGGIC. Mr. Lee received his Bachelor of Arts degree (B.A.) from Johns Hopkins University and attended the London School of Economics.

Michael J. Walsh assumed the role of Chief Executive Officer of Central in February 2004 and has served as Treasurer at Southern Star since Southern Star’s formation in September 2002 and as Director since January 2003, and in various roles, including President and Chief Operating Officer, at Central since it was acquired by Southern Star in November 2002.  Mr. Walsh has 12 years of experience in private equity and derivatives, principally in the energy and supply chain/logistics sectors.  Mr. Walsh has served as a Principal at Highstar since November 2000.  Prior to joining Highstar in 2000, Mr. Walsh served as Vice President at AIGGIC where his responsibilities included the development of alternative risk structures integrating the capital markets and the insurance market.  Prior to joining AIGGIC, Mr. Walsh was an associate with NationsBank-CRT in derivatives sales/trading from 1995 to 1997.  Mr. Walsh is also a Director of Stagecoach Holding, LLC, SkyBitz, Inc., and AIG Highstar Generation, LLC, three of Highstar’s portfolio companies.  Mr. Walsh received his Bachelor of Science degree (B.S.) in Finance and Economics from the University of Illinois and his Master of Business Administration degree (M.B.A) from the University of Chicago.

Jerry L. Morris became President and Chief Operating Officer of Central as of February 13, 2004.  Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987.  Mr. Morris has held a variety of positions in accounting, business development and rates during his 27 years in the interstate natural gas pipeline industry.  He received his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985.  He is active in several industry organizations.

Aaron D. Gold has served as Secretary at Southern Star since Southern Star’s formation in September 2002 and as Director since January 2003, and in various roles at Central since it was acquired by Southern Star in November 2002.  Mr. Gold has eight years of experience in private equity, banking and finance.  Prior to joining Highstar in July 2001, Mr. Gold worked as an investment banking associate in the Mergers & Acquisitions group at BNY Capital Markets, Inc., and prior to 1998, as an investment banking analyst in the Financial Buyers Group at Bear, Stearns & Co., Inc.  Mr. Gold is an observer for Highstar on the Board of Directors of The Tensar Corporation., a Highstar portfolio company.  Mr. Gold received his Artis Baccalaureate degree, cum laude, in Politics from Princeton University.

Michael J. Miller is a principal of Highstar and has been the lead in Highstar’s investment initiatives in the power generation and waste-to-energy sectors, and currently serves as a Director of AIG Highstar Generation, LLC, Senior Vice President of Northern Star Generation, LLC and Chief Executive Officer of Northern Star Generation Services, LLC. Mr. Miller has 17 years experience in direct investments, principally in the energy and utility sectors.  Mr. Miller received his B.S. from Rensselaer Polytechnic Institute, his M.B.A. from the University of Chicago and holds the Chartered Financial Analyst designation.

William J. Haener has served as director of Southern Star since March 2004.  Mr. Haener retired in December 2003 from his position as Executive Vice President and Chief Operating Officer of the Natural Gas division of CMS Energy Corporation, where he was responsible for managing both the international and domestic gas businesses.  From January 1995 until his retirement, he also served as President and CEO of CMS Gas Transmission, where, through a combination of new developments and acquisitions, he grew the Company to over $3.2 billion in assets and $300.0 million in operating income.  Before he joined the CMS companies, Mr. Haener spent nearly 30 years at ANR Pipeline Co., where he was most recently an Executive Vice President and Chief Operating Officer.  Mr. Haener earned his B.S. in Mechanical Engineering from the Detroit Institute of Technology and pursued his graduate studies at the University of Detroit.

Robert S. Bahnick, Senior Vice President of Operations and Technical Services for Central since July 2003, served as Vice President of Operations and Technical Services since November of 2002, served as Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 23 years in the interstate natural gas pipeline industry.  Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981.  Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton, Vice President of Human Resources and Administration for Central since July 2003, served as Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 21 years in the interstate natural gas pipeline industry.  Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983.  He is a member of the Southern Gas Association.

Chris W. Ellison, Vice President of Operations-Hesston Division for Central since July 2003, served as Central’s Director of Operations for both the Kansas City and Hesston divisions since 1996, holding various other positions at Central, and/or its predecessors in engineering, operations, and natural gas control during his 26 years in the interstate natural gas pipeline industry.  He earned his B.S. in Civil Engineering from the University of Oklahoma in 1978 and is a registered Professional Engineer.

David L. Finley, Vice President of Information Technology for Central since July 2003, served as Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 18 years in the interstate natural gas pipeline industry.  He earned his B.S. in Geology from Murray State University in 1986.

Beverly H. Griffith, Senior Vice President, General Counsel and Corporate Secretary for Central since July 2003, served as Corporate Secretary since November of 2002, and served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995.  Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 25-year career in the interstate natural gas pipeline industry.  She received her B.A. in History from the University of Mississippi in 1976 and her Juris Doctor from the University of Kentucky College of Law in 1979.  Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

James L. Harder II, Vice President of Customer Services and Business Development for Central since February 2004, served as Vice President of Customer Services for Central since July 2003, and served as Director of Customer Services and Business Development or Director of Gas Management for Central since 1996.  Mr. Harder has held a variety of positions in accounting, contract administration, gas management and marketing during his 28-year career at Central. He earned his B.S. in Accounting from Oklahoma State University in 1969 and has served in a variety of industry organizations including the Southern Gas Association and the Interstate Natural Gas Association of America.

Susanne W. Harris, Vice President of Finance and Accounting since July 2003, has served as Assistant Treasurer for Central since November 2002, and has served as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997.  Ms. Harris has held a variety of positions in finance and accounting during her 26 years in the interstate natural gas pipeline industry.  Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989.  She is a member of Accounting Committees for the American Gas Association and the Interstate Natural Gas Association of America.

Daryl R. Johnson, Vice President of Rates and Regulatory Affairs for Central since July 2003, served as Manager of Rates for Central since 1990.  Mr. Johnson has held a variety of positions in accounting and rates during his 29-year career at Central or its predecessors.  He earned his B.S. in Accounting from Southwestern Oklahoma State University in 1975.  Mr. Johnson is a current member and the past chairman of the Rates Committee for the Southern Gas Association.

Richard J. Reischman, Vice President of Operations-Kansas City Division for Central since July 2003, served as Central’s Director of Operations for the Kansas City Division since 2001 and Manager of Operations for various regions of the Central system since 1993.  Mr. Reischman has served in a variety of positions in engineering and operations during his 26-year career at Central or its predecessors.  He received his B.S. in Electrical Engineering from Kansas University in 1978.

There are no family relationships among Southern Star’s or Central’s directors or the officers listed. Directors serve one-year terms with elections held at each annual meeting or until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve for such term as shall be determined from time to time by the Board of Directors, or until successors have been elected and qualified, or until their death, resignation or removal.

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

The Company is not required to establish an audit committee since it does not have securities traded on a national securities exchange.  Due to the small size of the Company’s Board of Directors, the full Board acts in the capacity of an audit committee.   Two of the Board’s five members, Michael Walsh and Christopher Lee, are financial experts, although they are not, nor are they required to be, “independent” within the meaning of Federal securities laws.

Item 11.  Executive Compensation

The following table sets forth certain summary compensation information as to the chief executive officer of Central, the Company’s operating entity, during the fiscal year 2004, and the other four most highly compensated executive officers of the Company and Central as of December 31, 2004.  The table only includes compensation information since the date of the Acquisition of Central by Southern Star and not compensation paid by Williams and its affiliates. The table below indicates for each of the named executive officers (1) salary and all other compensation for the period commencing November 16, 2002, the effective date of the Acquisition and ending December 31, 2002 (short fiscal year 2002) and (2) salary, bonus, and all other compensation for the fiscal years of the Company and Central ended December 31, 2003 and 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	All Other Compensation $*

Christopher H. Lee (1)
Chief Executive Officer (1/1/2003 to 2/13/2004)	2002	-0-	-0-	-0-
and Chairman of the Board of Directors of Central	2003	-0-	-0-	-0-
President of the Company	2004	-0-	-0-	-0-

Michael J. Walsh (1)	2002	-0-	-0-	-0-
Chief Executive Officer of Central (from 2/14/2004)	2003	-0-	-0-	-0-
and Treasurer of the Company	2004	-0-	-0-	-0-

Jerry L. Morris (2)	2002	17,026	-0-	1,022
President , Chief Operating Officer of Central	2003	150,384	40,619	11,454
(from 2/14/2004)	2004	196,222	76,731	12,085

Beverly H. Griffith (2)	2002	21,346	-0-	-0-
Senior Vice President, General Counsel	2003	188,415	63,212	15,098
and Corporate Secretary of Central	2004	198,172	144,300	12,300

Robert S. Bahnick (2)	2002	20,192	-0-	-0-
Senior Vice President of Operations	2003	186,539	68,338	15,293
and Technical Services of Central	2004	206,000	145,455	12,300

James L. Harder II (2)	2002	16,048	-0-	963
Vice President of Customer Services of Central	2003	141,652	38,286	10,796
	2004	145,815	72,324	12,300

*

All Other Compensation for 2002, 2003 and 2004 represents matching contributions by Central under the Southern Star Investment Plan, Central’s broad-based 401(k) plan.  These amounts are to be paid out to the named executives only upon retirement, termination, disability or death.

(1)  Neither Mr. Lee nor Mr. Walsh receive any compensation from the Company or Central, but are compensated by AIGGIC.  Southern Star does not pay any compensation or provide any benefits to these executive officers.  See Item 13 “Certain Relationships and Related Transactions” for a discussion of management fees paid to AIGGIC.

(2)  Each of these officers is compensated by Central.

Options/SAR Grants, Exercises and Year-End Value and Long-Term Incentive Plans

Neither the Company nor Central offer stock options, share appreciation rights, restricted stock or any other stock-based awards or any long-term incentive programs to their employees.

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

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$23,906	$31,875	$39,844	$47,813	$55,781
150,000	28,688	38,250	47,813	57,375	66,938
175,000	33,469	44,625	55,781	66,938	78,094
200,000	38,250	51,000	63,750	76,500	89,250
225,000	39,206	52,275	65,344	78,413	91,481
250,000	39,206	52,275	65,344	78,413	91,481
300,000	39,206	52,275	65,344	78,413	91,481
350,000	39,206	52,275	65,344	78,413	91,481
400,000	39,206	52,275	65,344	78,413	91,481
450,000	39,206	52,275	65,344	78,413	91,481
500,000	39,206	52,275	65,344	78,413	91,481

Normal retirement age is the later of age 65 and five years of plan participation.  The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Southern Star Retirement Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay.  Covered compensation is presently, pursuant to the Internal Revenue Code (IRC), limited to $205,000 per year for 2004 and $210,000 for 2005.  Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above.  Mr. Lee and Mr. Walsh are not currently eligible to participate in the Southern Star Retirement Plan.

The credited years of service as of December 31, 2004 and the estimated credited years of service at normal retirement age for each executive officer is as follows:

Name	Credited Years of Service at 12/31/2004	Estimated Credited Years of Service at Normal Retirement Age
Christopher H. Lee	-0-	-0-
Michael J. Walsh	-0-	-0-
Jerry L. Morris	2.167	17.583
Beverly H. Griffith	2.167	17.167
Robert S. Bahnick	2.167	21.583
James L. Harder	2.167	8.750

Compensation of Directors

Mr. Haener, a director of the Company since March 2004, receives an annual retainer of $25,000 payable in quarterly installments, as well as being reimbursed for all reasonable expenses incurred in the performance of his duties as a member of Southern Star’s Board of Directors.  Total payments made to Mr. Haener in 2004 were approximately $19,000.

No other director of the Company or Central receives any remuneration for serving on the Boards of Directors or any committee thereof.  However,  Messrs. Lee, Walsh, Gold and Miller receive reimbursement from AIGGIC of their reasonable expenses of attending meetings of the Southern Star and Central Boards of Directors and their committees.

Employment Contracts and Termination of Employment and Change-in-Control

Neither Southern Star nor Central have entered into any employment contracts or termination of employment or change-in-control arrangements with any named executive officer, but may do so in the future.

Compensation Committee

Messrs. Christopher H. Lee, Michael J. Walsh and Aaron D. Gold performed the functions of a compensation committee during the 2004 fiscal year.  Mr. Lee was President of the Company and CEO of Central until February 13 of the 2004 fiscal year.  Mr. Walsh was Treasurer of the Company and CEO (from February 14) and Treasurer of Central for the 2004 fiscal year.  Mr. Gold was Secretary of the Company for the 2004 fiscal year.

No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served on the compensation committee of the Company.  No executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company.  No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 11, 2004, with respect to the beneficial ownership of capital stock of the Company by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.  Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Southern Star Central Corp., 599 Lexington Avenue, 25th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
AIG Global Investment Corp. (1) 599 Lexington Ave., 25th Floor New York, NY 10022	77.78 shares	98.0%

Christopher H. Lee	0 shares	0.0%

Michael J. Walsh	0 shares	0.0%

Aaron D. Gold	0 shares	0.0%

William J Haener	0 shares	0.0%

Michael J. Miller	0 shares	0.0%

All named executive officers and directors of the Company as a group (five total)	0 shares	0.0%

(1)  Southern Star’s 77.78 shares of common stock is held of record by Highstar.  The general partner of Highstar is an indirect wholly-owned subsidiary of, and Highstar is managed by, AIG Global Investment Corp., which has the sole power to vote and dispose of the shares of common stock of Southern Star owned by Highstar.

Neither the Company nor Central maintain or offer their employees or non-employees any stock option, warrant, restricted stock or other compensation plan or arrangement under which their equity securities are authorized for issuance.

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

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier, Southern Star’s subsidiaries, in exchange for a management fee of $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.  The agreement was effective as of June 1, 2003.  The management fee payable under the management services agreement for fiscal year 2004 includes the cost to AIGGIC, the general partner and manager of Highstar, of services provided during 2004 by Messrs. Lee, Walsh, and Gold in their capacities as officers and/or directors.  The fee also includes the cost of other general and administrative support from AIGGIC.

See also Item 5.

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arm’s length basis.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2004 and 2003, and in connection with statutory and regulatory filings for such fiscal periods, were $396,000 and $1,050,000, respectively.  The fees for 2003 include $550,000 paid to Ernst & Young LLP for services rendered in connection with the filing of a Registration Statement on Form S-4 and the Private Placement.

Audit-Related Fees

The aggregate fees for services rendered by Ernst & Young LLP in connection with audit-related fees for each of the fiscal years ended December 31, 2004 and 2003 were $111,000 and $30,000, respectively.

Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP in connection with tax services for each of the fiscal years ended December 31, 2004 and 2003 were $4,500 and $22,000, respectively.

All Other Fees

There were no other services provided by Ernst & Young LLP to the Company for the fiscal years ended December 31, 2004 and 2003.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the Board of Directors.  All audit and non-audit services provided by Ernst & Young LLP, an Independent Registered Public Accounting Firm, during 2004 were pre-approved by the Board of Directors.

PART IV

Item 15.  Exhibits and Consolidated Financial Statement Schedules

(a)  Documents filed as part of this report

1.  Consolidated Financial Statements

Included in Item 8, listed in the Index on page F-1 of this report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Statements of Consolidated Operations for the year ended December 31, 2004, the year ended    December 31, 2003, the period November 16 through December 31, 2002, and the period January 1 through November 15, 2002

Statements of Consolidated Stockholder’s Equity for the year ended December 31, 2004, the year ended December 31, 2003, the period November 16 through December 31, 2002, and the period January 1 through November 15, 2002

Statements of Consolidated Cash Flows for the year ended December 31, 2004, the year ended   December 31, 2003, the period November 16 through December 31, 2002, and the period January 1 through November 15, 2002

Notes to the Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3.  Exhibits

3.1	(1)	—Second Amended and Restated Certificate of Incorporation of Southern Star Central Corp., filed August 7, 2003.
3.2	(1)	—Bylaws of Southern Star Central Corp.
3.3	(1)	—Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.
3.4	(1)	—Bylaws of Southern Star Central Gas Pipeline, Inc.
3.5	(2)	—Certificate of Amendment of Certificate of Incorporation of Southern Star filed March 15, 2004.
4.1	(1)	—Indenture, dated August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.
4.2	(2)	—8 1/2% Senior Secured Note Due 2010.
4.3	(1)	—Stock Pledge Agreement, dated as of August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.
4.4	(1)	—Purchase Agreement, dated as of August 1, 2003, by and among Southern Star Central Corp. and Lehman Brothers, Inc., as the Initial Purchaser.
4.5	(1)	—Shareholders Agreement, dated as of January 21, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.6	(1)	—Contingent Equity Facility Agreement, dated as of January 22, 2003, by and among Southern Star Central Corp., AIG Highstar Capital, L.P. and ASC Central, LLC.
4.7	(1)	—Letter Agreement, dated as of December 26, 2003, by and among AIG Highstar Capital, L.P., ASC Central, LLC, and Southern Star Central Corp.
4.8	(1)	—Indenture, dated November 8, 1999, by and among Southern Star Central Gas Pipelines, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and The Bank of New York, as Trustee.
4.9	(2)

—Credit Agreement, dated as of August 8, 2003, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.10	(2)

—Amended Credit Agreement, dated as of February 24, 2004, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.11	(2)	—Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.
4.12	(2)	—Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.
4.13	(2)	—Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
4.14	(4)	—Amendment No. 3 to Credit Agreement, dated as of August 6, 2004, among Southern Star Central Gas Pipeline, Inc., the Lenders named therein, and Union Bank of California, N.A..
10.1	(1)

—Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK (f/k/a Western Resources, Inc.).

10.2	(1)

—Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3	(1)	—Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.
10.4	(2)	—Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
10.5	(3)	—Management Agreement, dated as of April 26, 2004, by and among AIG Highstar Capital, L.P., Southern Star Central Gas Pipeline, Inc., and Western Frontier Pipeline Company, L.L.C.
12.1		—Computation of Ratio of Earnings to Fixed Charges.
21.1	(1)	—Subsidiaries of Southern Star Central Corp.
31.1		—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.0

—Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (Registration No. 333-110979).

(2)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 18, 2004.

(3)

Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form  10-Q for the quarter ended March 31, 2004, filed with the SEC on May 7, 2004.

(4)

Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form  10-Q for the quarter ended June 30,2004, filed with the SEC on August 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 14, 2005	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
March 14, 2005	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date
By:	/s/ Christopher H. Lee	Director	March 14, 2005
Christopher H. Lee
By:	/s/ Michael J. Walsh	Director	March 14, 2005
Michael J. Walsh
By:	/s/ Aaron D. Gold	Director	March 14, 2005
Aaron D. Gold
By:	/s/ William J. Haener	Director	March 14, 2005
William J. Haener
By:	/s/ Michael J. Miller	Director	March 14, 2005
Michael J. Miller

No annual report or proxy material has been sent to security holders.

Item 8.  Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets

F-3

Statements of Consolidated Operations

F-5

Statements of Consolidated Cash Flows

F-6

Statements of Consolidated Stockholder’s Equity

F-7

Notes to Consolidated Financial Statements

F-8

Schedules have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SOUTHERN STAR CENTRAL CORP.

We have audited the consolidated balance sheets of Southern Star Central Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from November 16, 2002 through December 31, 2002 and the related consolidated statements of operations, stockholder’s equity, and cash flows of Williams Gas Pipelines Central, Inc. (Predecessor to the Company) for the period from January 1, 2002 through November 15, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from November 16, 2002 through December 31, 2002 and the consolidated results of operations and cash flows of Williams Gas Pipelines Central, Inc. for the period from January 1, 2002 through November 15, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 11, 2005

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 41,702	$ 65,887
Receivables:
Trade	16,078	13,747
Kansas Ad Valorem reimbursement	4,217	42,391
Income taxes	249	163
Affiliates	21	250
Transportation and exchange gas	7,287	1,295
Other	916	2,436
Inventories	5,695	5,444
Deferred income taxes	2,179	205
Costs recoverable from customers	13,116	1,557
Prepaid expenses	4,370	4,461
Other	422	669
Total current assets	96,252	138,505

Property, Plant and Equipment, at cost:
Natural gas transmission plant	542,722	510,676
Other natural gas plant	16,483	30,225
	559,205	540,901
Less – Accumulated depreciation and amortization	(31,784)	(26,752)
Property, plant and equipment, net	527,421	514,149

Other Assets:
Goodwill	33,990	35,915
Costs recoverable from customers	32,828	45,832
Prepaid expenses	1,801	2,026
Derivative instrument asset - hedges	213	-
Other deferred and noncurrent assets	9,390	11,212
Total other assets	78,222	94,985
Total Assets	$ 701,895	$ 747,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$ 1,703	$ 1,653
Affiliates	-	127
Transportation and exchange gas	7,287	1,295
Dividends	-	12,500
Other	3,572	4,467
Accrued other taxes	4,403	4,592
Accrued Kansas Ad Valorem tax reimbursement	4,217	45,165
Accrued interest	8,491	7,790
Accrued payroll and employee benefits	18,676	16,035
Contract reformation	-	1,995
Costs refundable to customers	-	441
Capitalized lease due in one year	730	-
Other accrued liabilities	13,120	6,696
Total current liabilities	62,199	102,756

Long-Term Debt:
Capitalized lease obligation	8,270	-
Other long-term debt	404,823	404,740
Total long-term debt	413,093	404,740

Other Liabilities and Deferred Credits:
Deferred income taxes	14,112	5,278
Postretirement benefits other than pension	9,747	14,061
Mandatorily redeemable preferred stock	51,184	48,265
Costs refundable to customers	1	1,864
Environmental remediation	4,730	5,549
Accrued pension	14,346	20,339
Derivative instrument liability – hedges	-	524
Other	1,206	3,004
Total other liabilities and deferred credits	95,326	98,884

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, December 31, 2004 and 2003	-	-
Premium on capital stock and other paid-in capital	128,501	141,001
Accumulated other comprehensive income (loss)	130	(319)
Retained earnings	2,646	577
Total stockholder’s equity	131,277	141,259
Total Liabilities and Stockholder’s Equity	$ 701,895	$ 747,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Southern Star			Predecessor
	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
	(In thousands)			(In thousands)
Operating Revenues:
Transportation	$146,127	$141,838	$18,064	$124,141
Storage	17,458	16,395	2,194	15,069
Other revenue	747	365	196	294
Total operating revenues	164,332	158,598	20,454	139,504

Operating Costs and Expenses:
Operations and maintenance	37,508	34,398	3,622	30,349
Administrative and general	37,026	40,989	3,775	35,304
Depreciation and amortization	27,781	29,279	3,758	28,408
Taxes, other than income taxes	10,831	10,994	1,196	8,279
Total operating costs and expenses	113,146	115,660	12,351	102,340

Operating Income	51,186	42,938	8,103	37,164

Other (Income) Deductions:
Interest expense	40,856	42,396	3,727	11,710
Interest income	(651)	(705)	(204)	(1,011)
Loss on sale of assets	-	-	-	5
Miscellaneous other (income) expense, net	2,401	(3,392)	3,303	2,382
Total other deductions	42,606	38,299	6,826	13,086

Income Before Income Taxes	8,580	4,639	1,277	24,078

Provision for Income Taxes	6,511	4,804	535	13,383

Net Income (Loss)	$2,069	$(165)	$742	$10,695

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Southern Star			Predecessor
	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the period January 1 through November 15, 2002
		(In thousands)		(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,069	$(165)	$742	$10,695
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	27,781	29,279	3,758	28,408
Deferred income taxes	6,572	5,425	(147)	4,747
Provision for loss on property, plant & equipment	4,694	-	-	7,361
Credit for Kansas Ad Valorem tax reimbursement	(1,784)	-	-	(4,182)
Loss on sale of equipment	-	-	-	5
Provision for dividends on preferred stock	7,078	6,069	-	-
Changes in operating assets and liabilities:
Receivables	37,307	3,337	2,793	32,412
Inventories	(251)	661	(6)	(7)
Other current assets	(104)	4,954	(10,352)	(2,364)
Payables and accrued liabilities	(45,936)	2,308	6,874	(30,292)
Changes in reserve for regulatory and rate matters	-	-	4,000	(3,098)
Other, including changes in noncurrent assets and liabilities	3,522	4,414	(2,581)	(7,131)
Net cash provided by operating activities	40,948	56,282	5,081	36,554

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(31,682)	(23,989)	(610)	(24,552)
Acquisition, net of cash acquired	-	93	(377,492)	-
Proceeds from sales and salvage values, net of costs of removal	(3,166)	(904)	-	526
Advances to affiliates, net	247	-	(247)	27,726
Other investing	-	8,000	(8,000)	-
Net cash (used in) provided by investing activities	(34,601)	(16,800)	(386,349)	3,700

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	230,000	-	-
Proceeds from notes payable	-	-	204,487	-
Payments of notes payable	-	(203,995)	(492)	-
Proceeds from issuance of preferred stock and warrant	-	50,000	-	-
Capital contributions	-	-	225,000	-
Purchase of treasury stock	-	(50,000)	-	-
Common dividends/return of capital	(25,000)	(25,000)	-	(30,480)
Debt issuance costs	(730)	(9,305)	(5,319)	-
Preferred stock dividends	(4,802)	(3,730)	-	-
Preferred stock issuance costs	-	(832)	-	-
Other financing	-	(3,141)	-	-
Net cash (used in) provided by financing activities	(30,532)	(16,003)	423,676	(30,480)

Increase (decrease) in cash and cash equivalents	(24,185)	23,479	42,408	9,774

Cash and cash equivalents at beginning of period	65,887	42,408	-	26

Cash and cash equivalents at end of period	$41,702	$65,887	$42,408	$9,800

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$34,678	$28,406	$-	$12,594
Income tax, net	25	224	-	3,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
		(In thousands)
Predecessor
Balance, December 31, 2001	$523,762	$(176,684)	$-	$347,078

Add (deduct):
Net income	-	10,695	-	10,695
Cash dividends	-	(30,480)	-	(30,480)
Noncash dividends	-	(14,034)	-	(14,034)
Acquisition adjustments (See Note 3)	135,988	-	-	135,988
Balance, November 15, 2002	$659,750	$(210,503)	$-	$449,247

Southern Star
Add (deduct):
Issuance of 100 shares of common stock	$225,000	$-	$-	$225,000
Net income for the period November 16
through December 31, 2002	-	742	-	742
Balance, December 31, 2002	$225,000	$742	$-	$225,742

Add (deduct):
Net loss	-	(165)	-	(165)
Exercise of common stock warrant	3,501	-	-	3,501
Purchase of treasury stock	(50,000)	-	-	(50,000)
Return of capital	(37,500)	-	-	(37,500)
Change in value of interest rate swap, net of taxes	-	-	(319)	(319)
Balance, December 31, 2003	$141,001	$577	$(319)	$141,259

Add (deduct):
Net income	-	2,069	-	2,069
Return of capital	(12,500)	-	-	(12,500)
Change in value of interest rate swap, net of taxes	-	-	449	449
Balance, December 31, 2004	$128,501	$2,646	$130	$131,277

Reconciliation of net income (loss) to total comprehensive income (loss):

	2004	2003	2002
Net income (loss)	$2,069	$(165)	$742
Change in value of interest rate swap	737	(524)	-
Related tax benefit (provision)	(288)	205	-
Total comprehensive income (loss)	$2,518	$(484)	$742

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Southern Star

Southern Star Central Corp. (Southern Star or the Company) was organized and incorporated in the state of Delaware on September 11, 2002 as a wholly-owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  On September 13, 2002, Southern Star entered into a purchase agreement with a subsidiary of The Williams Companies, Inc. (Williams) for the acquisition of all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) and all the limited liability company membership units of Western Frontier Pipeline Company, L.L.C. (Western Frontier).  The purchase price was $555.0 million, including $380.0 million in cash plus the assumption of $175.0 million in outstanding WGP-Central debt.  The transaction (the Acquisition) became effective November 16, 2002.   Southern Star has no operations other than its investment in WGP-Central and Western Frontier.  Effective December 9, 2002, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central).  Central is the Company’s only operating subsidiary.

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At December 31, 2004, Central had transportation customer contracts with approximately 131 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers.  Central transports natural gas to approximately 589 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.  Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required or available under the NGA.

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

2.  Basis of Presentation

Southern Star was formed on September 11, 2002 but undertook no financial activity until the Acquisition became effective on November 16, 2002.  Therefore, the pre-acquisition Statements of Consolidated Operations and Cash Flows for the period ending November 15, 2002 reflect the operations of WGP-Central, the predecessor entity. Hence, there is a blackline division on the consolidated financial statements, which is intended to signify that the reporting entities shown are not comparable.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States.  The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (SEC).

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  A final purchase price allocation was made and reflected in the December 31, 2003 financial statements.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeded the historical net book value of Central by approximately $35.9 million.  This excess has been classified as “Goodwill” on the consolidated Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

During the Company’s rate case negotiation and settlement process in the fourth quarter of 2004, it was determined that the Company’s historical net book value of certain supervisory control and data acquisition equipment (SCADA) within its property, plant and equipment was understated by approximately $1.9 million as of the date of the Acquisition.  As such, an adjustment was made in the fourth quarter of 2004 to increase its property, plant and equipment balance and to decrease goodwill.

Goodwill represents the consideration paid for Central in excess of its net book value.  As assets have no tax basis, the impairment of goodwill will produce no current tax benefit.  However, a deferred income tax liability of $13.3 million was recorded on the difference in book and tax basis and will reverse proportionately to the extent goodwill is impaired.

In connection with its purchase of Central in 1983, Williams paid a purchase amount that exceeded Central’s historical net book value.  This excess was allocated to Central’s property, plant and equipment and, prior to the Acquisition, was being amortized in the amount of approximately $4.3 million per year.

4.  Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly-owned.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes.  The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services.  Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes.  Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC.  Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.  At December 31, 2004, Central had estimated reserves for revenues subject to refund pending settlement of its RP04-276 rate proceeding of $3.0 million, including interest which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

Regulatory Assets and Liabilities

As a rate regulated enterprise, Central meets the requirements for accounting under SFAS 71, “Accounting for the Effects of Certain Types of Regulation.”  As such, costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates.  Likewise, certain credits that would otherwise be recognized in income are deferred as regulatory liabilities pending refunds or return to customers through future rates.  Recognition of regulatory assets or liabilities is generally based on specific regulatory requirements or precedent for each such matter.

The following regulatory assets or liabilities are included on the consolidated Balance Sheets as of December 31, 2004 and 2003 classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2004	2003
Current Assets:
Environmental costs	$1,000	$1,300
Postretirement benefits	1,350	174
Pension and disability	6,150	-
Fuel costs	4,616	83
Total Current Assets	13,116	1,557

Noncurrent Assets:
Environmental costs	4,730	5,548
Income taxes on AFUDC equity	4,322	4,240
Gas imbalance cash cost recoverable	8	1,074
Postretirement benefits	9,365	14,061
Pension	14,207	20,909
Long-term disability	196	-
Total Noncurrent Assets	32,828	45,832

Total Assets	45,944	47,389

Current Liabilities:
Fuel costs	-	(441)
Total Current Liabilities	-	(441)

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(1)	(1,637)
Excess deferred income taxes	-	(227)
Total Noncurrent Liabilities	(1)	(1,864)

Total Liabilities	(1)	(2,305)

Net Regulatory Assets	$45,943	$45,084

These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives averaging 20 to 25 years for property in service prior to the Acquisition.  Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.  Depreciation for the years ended December 31, 2004 and 2003, the post-acquisition period ended December 31, 2002, and the period ended November 15, 2002 was approximately $27.8 million, $29.3 million, $3.8 million and $28.4 million, respectively.

Provision for Uncollectible Accounts

The Company does not record allowances for doubtful accounts, since its trade receivables are primarily due from local natural gas distribution companies and other pipelines whose creditworthiness is periodically evaluated and financial conditions monitored.  Security is generally required if a customer fails to meet the Company’s creditworthiness tests.  If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollected, the Company will record a provision for uncollectible accounts.  The Company’s trade receivables reflected on the consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.1 million at December 31, 2004 and 2003.

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

A Tax Sharing Agreement has been executed by and among Southern Star and Central.  Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy (the Tax Policy) which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due.  Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability.  Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices.  The allowances for borrowed and equity funds used during construction for the year ended December 31, 2004 were approximately $0.5 million and $0.6 million, respectively, and for the year ended December 31, 2003 were approximately $0.2 million and $0.5 million, respectively.

Gas Receivables/Payables

In the course of providing transportation and storage services to customers, Central may receive different quantities of natural gas from a shipper than quantities delivered on behalf of that shipper.  These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of natural gas in the future.  Customer imbalances to be repaid or recovered in-kind are recorded as current assets or current liabilities on the consolidated Balance Sheets.  Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of natural gas based on operational conditions.  Natural gas receivables/payables are valued using a current published natural gas index price.

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

Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” Central does not record liabilities for the retirement of its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable.

In June 2004, the Financial Accounting Standards Board (FASB) issued, for public comment, an Exposure Draft proposing an Interpretation of SFAS 143.  The proposed Interpretation would clarify the criteria for recognizing legal obligations to perform asset retirement activities.  The proposed Interpretation would be effective no later than December 31, 2005 for the Company.

Prior to the Acquisition, Williams conducted studies and evaluations, on Central’s behalf, including research by outside counsel, of legal obligations associated with the retirement of Central’s assets as defined in SFAS 143.  The results of those studies indicated that Central had no federal or state legal obligations associated with its asset retirements, and no additional legal obligations have arisen since the Acquisition.  Therefore, the Company believes the Proposed Interpretation, as currently drafted, will not have a material impact on its financial position, results of operations, or cash flows.

Long-Lived Assets

Consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Southern Star evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows.  If facts and circumstances lead management to believe that the cost of an asset may be impaired, Southern Star will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down the carrying amount to market value to the extent necessary.

Employee Stock Based Awards

Southern Star does not offer stock-based awards to its employees.  Williams’ employee stock-based awards were accounted for under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Williams’ fixed plan common stock options generally did not result in compensation expense, because the exercise price of the stock options was equal to the market price of the underlying stock on the date of grant.  The plans are described more fully in Note 13 to the Consolidated Financial Statements.

Recent Accounting Standards

In May 2004, the FASB issued a Staff Position (FSP) on SFAS 106 entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP FAS 106-2) to address accounting and disclosure issues related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  FSP FAS 106-2 supersedes FSP FAS 106-1, the initial FSP issued in January 2004 regarding the Act, and was effective for the first interim or annual period beginning after June 15, 2004.  In accordance with  FSP FAS 106-2, the benefit obligation and net periodic postretirement cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the Company’s postretirement healthcare plan because the Company was still in the process of determining whether benefits provided by its plan were actuarially equivalent to Medicare Part D under the Act

The method of determining whether a sponsor’s plan qualifies for actuarial equivalency was detailed in final regulations published January 21, 2005 by the U.S. Department of Health and Human Services (HHS).  Southern Star determined in February 2005 that its plan benefits were actuarially equivalent to Medicare Part D and will begin to account for the subsidy as an actuarial gain pursuant to paragraph 33 of FSP FAS 106-2 in 2005.  As a regulated entity, any costs or benefits to the Company associated with the Act are expected to be recorded as increases or decreases in the Company’s regulatory asset for postretirement benefits and subsequently passed through to customers.  Therefore, the Company does not expect the effects of the new Act to have a material effect on its financial position, results of operations, or cash flows.  For further discussion see Note 10 to the Consolidated Financial Statements.

Effective January 1, 2003, Southern Star adopted SFAS 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revises employer’s disclosures about pension plans and other postretirement benefit plans.  The revision of SFAS 132 was developed to provide the readers of financial statements more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.   Additional disclosures have been added to include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  These additional disclosures have been incorporated in Note 10 to the Consolidated Financial Statements.

5.

Financing

At December 31, 2004 and 2003, long-term debt consisted of the following (expressed in thousands):

	2004	2003
8.5% Senior Secured Notes due 2010	$180,000	$180,000
Term Loan (LIBOR + 1.75%) due 2006	50,000	50,000
7.375% Senior Secured Notes due 2006	175,000	175,000
Unamortized debt discount, net	(177)	(260)
Capitalized Lease Obligation	8,270	-
Total long-term debt	$413,093	404,740

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

Pursuant to the terms of the issuance, the Company filed a registration statement on December 5, 2003 with the SEC with respect to an offer to exchange the 8.5% Notes for substantially identical notes that are registered under the Securities Act.  This registration was effective in January 2004, and all Notes were exchanged.    Interest on the 8.5% Notes is payable semi-annually in February and August.

The 8.5% Notes are secured by a pledge of the capital stock of Central and certain future direct domestic subsidiaries, as well as a pledge of 65% of the capital stock of certain future direct foreign subsidiaries.  Southern Star currently has no direct or indirect foreign subsidiaries.  The 8.5% Notes rank pari passu in right of payment with certain future senior secured debt to the extent secured by the same collateral.  The 8.5% Notes are structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.  The 8.5% Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Company’s option under certain circumstances prior to August 1, 2006 and full redemption at the Company’s option on or after August 1, 2007.

The 8.5% Notes are subject to certain covenants that restrict, among other things, the ability of the Company or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 9 to the Consolidated Financial Statements for further discussion of dividends and related restrictions.

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which, under the interest rate protection agreement, converted the term loan to a 4.57% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income or loss on the consolidated Balance Sheets. The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no later than August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%. To date, no amounts have been drawn on the working capital line.  The loans under the Central Credit Facility may be prepaid at any time at Central’s option, subject only to prepayment penalties, if any.  There are also certain mandatory prepayment requirements.

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

Central has outstanding $175.0 million of 7.375% Senior Secured Notes due November 15, 2006 (the 7.375% Notes). The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness. Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are senior secured obligations of Central.

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as long-term debt on the consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments will begin in 2005.  Since the construction costs were fully financed by the bond, the transaction was excluded from the statement of Consolidated Cash Flows as non-cash activity.

As of December 31, 2004, the Company is in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

	Long-Term Debt Maturities	Capital Lease
	(In thousands)
2005	$—	$730
2006	225,000	750
2007	—	725
2008	—	705
2009	—	735
After 2009	180,000	5,355
Total	$405,000	$9,000

6.  Mandatorily Redeemable Preferred Stock and Warrant

On January 21, 2003, Southern Star authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million.  The proceeds were used by the Company to repurchase 22.22 shares of its common stock owned by Highstar.

Concurrent with the Series A Preferred Stock issuance, Southern Star also issued a warrant for the purchase of two shares of common stock to the Series A Preferred Stock holder (the Warrant), which represented 2% of the then outstanding common shares.  Southern Star valued the Warrant based on its recent Acquisition of Central.  The residual proceeds, net of issuance costs, were allocated to the Series A Preferred Stock and approximates the fair value of the Series A Preferred Stock.  In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Company has recorded the discounted Series A Preferred Stock as a liability on the consolidated Balance Sheets due to its mandatory redemption feature.    Due to the nominal exercise price of the Warrant ($0.01 per share), the Company considered the Warrant as equivalent to common shares with a redemption feature.  On August 8, 2003, the Warrant was amended to 1.587 shares of common stock, or 2% of the then outstanding common shares.  The Warrant was exercised in full on August 15, 2003 at the exercise price, and is classified as paid-in capital on the consolidated Balance Sheets.

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

The Series A PIK Dividend is cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock.  Dividends accrue on shares of Series A Preferred Stock issued pursuant to a PIK dividend from the first day of the quarter following the applicable dividend payment date.  To date, the Company has issued 37.20 additional shares of Series A Preferred Stock to the holder of the Series A Preferred Stock as payment of the PIK dividend.

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

In addition to the minimum annual redemption, after January 21, 2008 (or after January 21, 2006, if a change in control has occurred and the Series A Preferred Stock was not already repurchased pursuant to the put option), the Company may repurchase the Series A Preferred Stock in whole or in part at a price of $0.1 million per share plus accrued and unpaid dividends due plus a premium which includes the present value of future dividends due up to each annual redemption date (the call option).  The call option does not meet the definition of a derivative instrument in accordance with SFAS 133.

Southern Star and the holder of the Series A Preferred Stock each agree that the Series A Preferred Stock is to be characterized as an equity instrument for United States federal income tax purposes, and as such, cash and PIK Dividends that are expensed for book purposes are non-deductible for tax purposes.

The following table summarizes Central’s mandatorily redeemable Series A Preferred Stock payments due by period, including shares to be accrued and/or issued as PIK dividends and accretion of original discount:

Mandatorily Redeemable Preferred Stock Maturities
(In thousands)
2005	$ —
2006	—
2007	12,092
2008	12,092
2009	12,092
After 2009	29,994
Total	$ 66,270

If the 537.20 shares of Series A Preferred Stock outstanding at December 31, 2004 were redeemable on that date, the redemption value would be $53.7 million.

7.  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  This general rate proceeding increases Central's transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service which are provided for in Central’s tariff.  On May 28, 2004, the FERC issued an Order ultimately suspending the effective date of the increase until November 1, 2004 and asking the Chief Administrative Law Judge (ALJ) to designate an ALJ to convene a pre-hearing conference to establish a procedural schedule for a formal, trial-type evidentiary proceeding and allowing time for settlement discussions.

The new general rate proceeding is intended to enable Central to increase revenues to reflect cost levels that are in excess of the cost levels reflected in Central’s previous FERC general rate proceeding in 1995.  Since then, Central has invested new capital in facilities, and has incurred increased income taxes and depreciation expenses.  In addition, Central filed to receive an increased rate of return on equity.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested, and certified it to the FERC for final action.  At December 31, 2004, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $3.0 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in other accrued liabilities on the consolidated Balance Sheets.

As a result of negotiations during the fourth quarter of 2004 in Central’s pending RP04-276 rate settlement, Central will not recover a portion of its costs on its “Little Mo” line that was placed in service in September 1998.   Pursuant to SFAS 90, “Accounting for Abandonment and Disallowance of Plant Costs,” Central, in December 2004, charged to miscellaneous expense, approximately $4.7 million which represents the net book value of the assets that were thus impaired.

Uniform Standards of Conduct for Transmission Providers

In November 2003, the FERC issued a final rule in Docket No. RM01-10-000 (Order 2004) adopting new reporting requirements regarding transmission providers and their “energy affiliates.”  The effective date for compliance with the new regulations was deferred several times and eventually was set for September 22, 2004.  Central made its Order 2004 compliance filing on September 22, 2004 listing its “energy affiliates” and describing how it would comply with the rule.  At the same time, Central in FERC Docket No. TS04-285, completed revisions to its Electronic Bulletin Board (EBB) and reporting practices consistent with the new rule.  Subsequently, at the request of the FERC staff (consistent with the FERC staff’s requests to other pipelines), minor alterations to Central’s EBB posting practices were implemented.  On December 21, 2004, Order 2004-C was issued clarifying certain requirements under the Rule.  On January 27, 2005, Central filed with the FERC certain changes to its Order 2004 procedures in recognition of these clarifications.

Fuel Recovery Filings

Central recovers its actual fuel used and natural gas losses on its system in-kind from its customers through an annual fuel tracker filed with the FERC.  Recovery is made by retaining a percentage of natural gas volumes transported through its system.  In November 2002, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2003 and true up the actual fuel and loss for the 12 months ended September 30, 2002.  Several customers and state commissions intervened and some protested various aspects of the filing, including the level of storage losses Central had incurred at its storage fields and the current recovery mechanism for such storage losses.  As a result of the filing, the technical conference and comments of the parties, the FERC issued an Order in July 2003 establishing a public hearing to determine the appropriate fuel and loss the Company should be allowed to recover and the appropriate mechanism to recover such fuel and loss.  Subsequent to the public hearing and the issuance of an initial decision by the Administrative Law Judge, Central and the active parties began settlement discussions and reached an agreement settling the case.  A stipulation and agreement was filed on November 4, 2004 with the FERC, which they approved by Order issued on December 30, 2004.  In December 2004, the Company charged $0.1 million to operating expenses for historical losses it agreed to absorb as a result of the settlement.

Kansas Ad Valorem Tax Reimbursement

In 1997, the FERC issued an Order in Docket No. RP97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursement for the period from October 4, 1983 through June 28, 1988, plus accrued interest.  Since that date, Central has participated in a number of proceedings regarding settlements with various parties, and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled. Settlements had been reached with a majority of the parties by December 31, 2004.

As a result of various settlements, Central received approximately $38.2 million and distributed approximately $41.0 million to customers in 2004.  As a result of the 2004 settlements, the Company also adjusted the liability for settlement of this issue by $1.8 million, which was recorded as miscellaneous income on the Statement of Consolidated Operations.  In 2003, Central did not receive any refunds but distributed approximately $1.4 million to customers.  The amount of the receivable and liability at December 31, 2004 related to the ultimate settlement of all proceedings was approximately $4.2 million.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At December 31, 2004 and 2003, Central had accrued a liability of approximately $5.7 million and $6.8 million, respectively, representing the current estimate of future environmental cleanup costs to be incurred over the next five to six years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act.  These laws and regulations can result in increased capital, operating and other costs.  These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals.   Under the Clean Air Act, the EPA has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations.  These regulations include National Emission Standards for Hazardous Air Pollutants (NESHAPs) for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call).  Furthermore, there is no impact anticipated to Central’s existing operations based on an analysis of these regulations.  The EPA has also promulgated a new ambient air quality standard for ozone (i.e. the eight hour standard) which is generally more stringent than the standard it replaces (i.e. the one hour standard).   Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight hour ozone standard.  Therefore, the new standard does not impact Central’s existing operations.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments are scheduled to occur on March 17 and 18, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The Plaintiffs’ motion seeking class certification for a second time should be fully briefed by the end of March 2005, and the Court is scheduled to hear oral arguments on this issue in early April 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal units (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.   The Plaintiffs’ motion seeking class certification for a second time should be fully briefed by the end of March 2005, and the Court is scheduled to hear oral arguments on this issue in April 2005.

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

Other Commitments

Abandoned Projects

Central had entered into agreements with a third party for connection of service with a power plant in Oklahoma.  Central was notified in November 2002 of the party’s intent to terminate the project.  Accordingly, Central recorded a $3.3 million reserve in the fourth quarter of 2002 for estimated construction and development costs associated with this project.  Settlement was reached with the third party in August 2003 whereby Central was reimbursed $2.5 million for such costs and was relieved of all obligations under the project.  As a result of the settlement and closure of the project, Central reduced the remaining reserve by $2.9 million in 2003.  The reduction was recorded in miscellaneous other income on the Statements of Consolidated Operations.

Commitments for Construction

The Company has estimated capital expenditures of $33.0 million in 2005, which includes commitments of $12.3 million at December 31, 2004.

8.

Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	Southern Star			Predecessor
	2004	2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Current provision (benefit):
Federal	$-	$(551)	$551	$7,278
State	(61)	(70)	131	1,358
	(61)	(621)	682	8,636
Deferred provision (benefit):
Federal	5,366	4,327	(123)	(1,390)
State	1,206	1,098	(24)	6,137
	6,572	5,425	(147)	4,747
Income tax provision	$6,511	$4,804	$535	$13,383

Reconciliation of the normal statutory federal income tax rate to Southern Star’s effective income tax provision is as follows:

	Southern Star			Predecessor
	2004	2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	8.7	14.4	5.4	20.2
Permanent items:
Nondeductible preferred stock expenses	32.3	53.0	-	-
Other, net	(0.1)	1.2	1.6	0.4
Income tax provision	75.9%	103.6%	42.0%	55.6%

State income tax, net of federal tax benefits, variance is due to the change in pre-tax income and adjustments of accruals to the 2003 tax return.

Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (expressed in thousands):

	2004	2003
Deferred tax assets:
Tax benefit carryforwards	$20,646	$9,498
Accrued environmental	2,241	2,679
Accrued employee benefits	14,497	15,337
Intangibles	4,905	-
Other	1,152	2,045
Total deferred tax assets	43,441	29,559

Deferred tax liabilities:
Property, plant and equipment	28,417	13,677
Intangibles	14,046	10,202
Regulatory assets	10,507	8,633
Other	2,404	2,120
Total deferred tax liabilities	55,374	34,632
Net deferred tax liabilities	$(11,933)	$(5,073)

Classification:
Net current assets	$2,179	$205
Net long-term liabilities	(14,112)	(5,278)
Net deferred tax liabilities	$(11,933)	$(5,073)

9.  Dividends and Related Restrictions

On July 31, 2003, the Company contingently declared a dividend of up to $50.0 million payable to Highstar, its sole common stockholder on the record date, of which $37.5 million was declared in 2003 and recorded as a return of capital on the consolidated financial statements.   The remaining $12.5 million was declared in 2004 and recorded as a return of capital on the consolidated financial statements.  Of the $50.0 million payable, $25.0 million was paid in 2003 and $25.0 million was paid in 2004.

The Company’s 8.5% Note indenture contains restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to Highstar, subject to certain conditions.

10.  Employee Benefit Plans

In 2003, Central received the results of actuarial calculations for its pension and other postretirement benefit plans as of December 31, 2002.  Based on this information, Central recorded a $13.2 million increase to its union pension plan obligation, a $0.1 million decrease to its salaried pension plan obligation, and a $9.7 million increase to its other postretirement benefit plans obligation.  The changes in Central’s obligations are primarily a result of changes in the underlying actuarial assumptions and market performance of the plans’ assets during 2002.  Since the Company follows SFAS 71, increases and decreases in the liabilities associated with these plans result in a corresponding increase or decrease in the regulatory assets for future recovery of these costs in Central’s rates.

The Company recognized its transition obligation, prior service costs, and net actuarial gains/losses at the date of Acquisition for each of its pension and welfare benefit plans pursuant to the requirements of SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106.  As such, amortization of those costs is not included in net periodic expenses disclosed below.  These previously unrecognized costs have been included in regulatory assets on the consolidated Balance Sheets, which will be amortized as recovered through rates.

Central filed its rate case in Docket No. RP04-276 during 2004 and reached a settlement which has now been certified to the FERC.  Within the terms of settlement and subject to FERC approval, Central will recover $7.5 million annually to fund pension and post-retirement benefits for all eligible participants.  This amount must be funded no less frequently than quarterly into irrevocable trusts.  This amount also includes a recovery for the amortization of the regulatory asset related to the difference in prior period costs and corresponding funding amounts.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees (Union Plan). The Union Plan covers 41% of the approximately 458 total employees of Central.

The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated.  The table presents a reconciliation of the funded status of these benefits to the amount recognized on the consolidated Balance Sheets at December 31, 2004 and 2003 (expressed in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$39,518	$20,786
Service cost	1,375	1,241
Interest cost	2,375	2,276
Actuarial loss	2,107	3,046
Benefits paid	(3,839)	(1,057)
Transfers to non-union plan	(202)	-
Change in actuarial assumptions	-	13,226
Benefit obligation at end of year	41,334	39,518

Change in plan assets:
Fair value of plan assets at beginning of year	12,576	12,218
Actual return on plan assets	1,108	543
Employer contributions	5,720	872
Benefits paid	(3,839)	(1,057)
Transfers to non-union plan	(96)	-
Fair value of plan assets at end of year	15,469	12,576
Funded status	(25,865)	(26,942)
Unrecognized net actuarial loss	6,247	3,953
Accrued benefit cost	$(19,618)	$(22,989)

Accrued benefit costs reported above are reflected in other accrued liabilities and accrued pension on the consolidated Balance Sheets.  The accumulated benefit obligation for this defined benefit pension plan was $35.0 million and $33.3 million at December 31, 2004 and 2003, respectively.

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	Southern Star			Predecessor
	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002 *	For the Period January 1 through November 15, 2002 *
Components of net periodic pension
expense:
Service cost	$1,375	$1,241	$104	$730
Interest cost	2,375	2,276	221	1,548
Expected return on plan assets	(1,401)	(1,153)	(172)	(1,205)
Amortization of transition obligation	-	-	56	394
Amortization of prior service cost	-	-	57	395
Regulatory asset amortization	511	496	-	(1,256)
Net periodic pension expense	$2,860	$2,860	$266	$606

*

The information for December 31, 2002 was provided by Williams’ actuary pursuant to the terms of the purchase and sale agreement.

The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	Southern Star			Predecessor
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	5.75%	6.25%	7.00%	7.00%
Rate of compensation increase	3.65%	4.00%	5.00%	5.00%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	Southern Star			Predecessor
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	6.25%	6.75%	7.50%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.50%	5.00%	5.00%

The Union Plan sponsor, Central, employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  The long-term portfolio return is established with proper consideration of diversification and re-balancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2004	December 31, 2003
Equity securities	66%	33%
Debt securities	30%	7%
Cash equivalents	4%	60%
Total	100%	100%

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

A formal bi-annual review of these investment objectives will be performed by the Investment Committee.  These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee.  The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Union Plan’s characteristics.

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

The asset allocation range established by this Investment Policy Statement is based upon a long-term investment perspective.  As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range.  The Investment Committee will be responsible for re-balancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

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

The Company expects to contribute an estimated total of $4.5 million to this plan in 2005.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2005	$3,375
2006	3,723
2007	4,222
2008	4,884
2009	5,302
Years 2010 through 2014	24,586

Non-Union Retirement Plan

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

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated.  The table also presents a reconciliation of the funded status of these benefits to the amount recognized on the consolidated Balance Sheets at December 31, 2004 and 2003 (expressed in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,024	$400
Service cost	1,910	1,582
Interest cost	151	17
Actuarial loss	545	167
Benefits paid	(52)	-
Transfers from union plan	202	-
Adjust 2002 service cost estimate	-	(142)
Benefit obligation at end of year	4,780	2,024
Change in plan assets:
Fair value of plan assets at beginning of year	201	-
Actual return on plan assets	152	1
Employer contributions	2,707	200
Benefits paid	(52)	-
Transfers from union plan	96	-
Fair value of plan assets at end of year	3,104	201
Funded status	(1,676)	(1,823)
Unrecognized net actuarial loss	799	166
Accrued benefit cost	$(877)	$(1,657)

Accrued benefit costs reported above are reflected in other accrued liabilities and accrued pension on the consolidated Balance Sheets.  The accumulated benefit obligation for this defined benefit pension plan was $3.5 million and $1.5 million at December 31, 2004 and 2003, respectively.

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	Southern Star
	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002
Components of net periodic pension expense:
Service cost	$1,910	$1,582	$-
Interest cost	151	17	-
Expected return on plan assets	(155)	-	-
Amortization of net loss	21	-	-
Regulatory asset accrual	(409)	(210)	-
Net periodic pension expense	$1,518	$1,389	$-

The following are the weighted-average assumptions used to determine benefit obligation:

	Southern Star
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	3.65%	4.00%	4.50%

The following are the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Southern Star
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002
Discount rate	6.25%	6.75%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.50%	4.50%

The Non-Union Plan sponsor, Central, employs a building block approach in determining the expected long-term rate on return on plan assets.  Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and re-balancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The Non-Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2004	December 31, 2004
Equity securities	66%	39%
Debt securities	33%	20%
Other (cash)	1%	41%
Total	100%	100%

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

A formal bi-annual review of these investment objectives will be performed by the Investment Committee.  These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee.  The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Non-Union Plan’s characteristics.

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

The asset allocation range established by this Investment Policy Statement is based upon a long-term investment perspective.  As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range.  The Investment Committee will be responsible for re-balancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

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

In 2005, the Company expects to contribute an estimated total of $1.8 million to this plan.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2005	$145
2006	251
2007	372
2008	586
2009	922
Years 2010 through 2014	7,431

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

For qualifying union employees, Central funds these benefits through a trust agreement under the Southern Star Voluntary Employees’ Beneficiary Association for Collectively Bargained Employees (Union VEBA). Funding is made in accordance with the requirements under Central’s latest rate settlement with the FERC.

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

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the consolidated Balance Sheets (expressed in thousands):

	December 31, 2004	December 31, 2003
Change in benefit obligation:
Benefit obligation at beginning of period	$45,434	$27,662
Service cost	688	598
Interest cost	2,584	2,488
Actuarial (gain) loss	(1,365)	5,818
Benefits paid	(973)	(871)
Change in underlying actuarial assumptions	-	9,738

Benefit obligation at end period	46,368	45,433

Change in plan assets:
Fair value of plan assets at beginning of period	24,755	20,791
Actual return on plan assets	2,378	139
Employer contributions	4,275	4,696
Benefits paid	(973)	(871)

Fair value of plan assets at end of period	30,435	24,755

Funded status	(15,933)	(20,678)
Unrecognized net actuarial loss	4,836	6,443
Accrued benefit cost	$(11,097)	$(14,235)

Accrued benefit costs reported above are reflected in other accrued liabilities and postretirement benefits other than pension on the consolidated Balance Sheets.

The following table sets forth the components of net periodic postretirement benefit costs, including amounts for the amortization of the transition obligation, for the periods indicated (expressed in thousands):

	Southern Star			Predecessor
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002 *	For the Period January 1 through November 15, 2002 *
Components of net periodic benefit expense:
Service cost	$688	$598	$57	$397
Interest cost	2,584	2,488	432	3,027
Expected return on plan assets	(1,561)	(1,216)	(353)	(2,471)
Amortization of transition obligation	-	-	172	1,202
Recognized actuarial loss	23	-	-	-
Regulatory recovery of costs	2,842	2,706	264	1,849
Net periodic benefit expense	$4,576	$4,576	$572	$4,004

*

The information for December 31, 2002 was provided by Williams’ actuary pursuant to the terms of the purchase and sale agreement.

In connection with the Acquisition, Central recorded its previously unrecognized transition obligation, net actuarial gains/losses, and prior service costs totaling $8.2 million at November 16, 2002, pursuant to the requirements of SFAS 106.  The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates.  As such, the liability recognized was offset with a corresponding regulatory asset.

The following are the weighted-average assumptions used to determine benefit obligations:

	Southern Star			Predecessor
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	5.75%	6.25%	7.00%	7.00%
Healthcare cost trend rate assumed for next year	13.00%	14.00%	13.00%	13.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	4.75%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend	2012	2012	2015	2015

The following table summarizes the various assumptions used to determine the net periodic benefit cost:

	Southern Star			Predecessor
	December 31, 2004	December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002
Discount rate	6.25%	6.75%	7.50%	7.50%
Expected return on plan assets (non-union/union)	3.90%/6.00%	NA/6.00%	8.50%/8.50%	8.50%/8.50%

Assumed health care cost trend rates for the periods indicated:

	December 31, 2004	December 31, 2003	December 31, 2002
Health care cost trend rate assumed for next year	13.00%	13.00%	13.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$518	$(420)
Effect on accumulated postretirement benefit
obligation	$7,011	$(5,721)

The Welfare Plan sponsor, Central, employs a building block approach in determining the expected long-term rate on return on plan assets.  Historical markets are studied and the long-term historical relationship between equities and fixed-income securities is preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined.  The long-term portfolio return is established with proper consideration of diversification and re-balancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The employer’s other postretirement benefit plan weighted-average asset allocations by asset category are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Equity securities	67%	0%	0%
Debt securities	30%	0%	0%
Cash and cash equivalents	3%	100%	100%
Total	100%	100%	100%

The Investment Policy for the Welfare Plan’s assets employs a total return investment approach whereby a mix of equities and fixed income investments will be used to maximize the long-term return of Welfare Plan assets for a prudent level of risk.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Furthermore, equity investments may be diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  Other assets such as real estate, private equity, and hedge funds may be used judiciously to enhance long-term returns while improving portfolio diversification.  Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk may be measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

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

In 2005, the Company expects to contribute an estimated total of $1.4 million to this plan.

The following table illustrates the estimated benefit payment for the other postretirement benefits, which reflect expected future services, as appropriate, that are projected to be paid (expressed in thousands):

2005	$1,386
2006	1,598
2007	1,855
2008	2,167
2009	2,539
Years 2010 through 2014	16,006

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003.  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the benefit obligation.

In accordance with FSP FAS 106-2 which supersedes FSP FAS 106-1, the benefit obligation and net periodic postretirement benefit cost on the consolidated financial statements at December 31, 2004 or accompanying notes do not reflect the effects of the Act on the Company’s postretirement healthcare plan because the Company was still in the process of determining whether benefits provided by its plan were actuarially equivalent to Medicare Part D under the Act.

The method of determining whether a sponsor’s plan qualifies for actuarial equivalency was detailed in final regulations published January 21, 2005 by the HHS.  Southern Star determined in February 2005 that its plan benefits will be actuarially equivalent to Medicare Part D.  The Company will begin to account for the subsidy as an actuarial gain pursuant to paragraph 33 of FSP FAS 106-2 in 2005.

The estimated reduction in the Company’s accumulated postretirement benefit obligation due to the subsidy is $1.8 million for non-union members and $5.1 million for union members for a total reduction of $6.9 million.  In addition, the 2005 net periodic postretirement benefit cost is expected to be reduced from approximately $1.8 million to approximately $1.2 million as a result of this recognition.  Reductions in the various cost components are shown below:

	2005 Expense Estimates
	With Part D Subsidy	Without Part D Subsidy
	(in thousands)
Service cost	$700	$800
Interest cost	2,300	2,700
Expected return on assets	(1,800)	(1,800)
Amortization of loss	0	100
Net Periodic Postretirement Benefit Cost	$1,200	$1,800

Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the years ended December 31, 2004 and 2003 was $1.4 million and $2.1 million, respectively.

11.

Financial Instruments

The following methods and assumptions were used by Southern Star in estimating its fair-value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value due to the short maturity of instruments.

Long-Term Debt: The estimated fair value of Southern Star’s debt is based on quoted market prices at December 31, 2004 and 2003.

Interest Rate Swap Valuation:  The estimated fair value of Southern Star’s interest rate swap is based on quoted market prices at December 31, 2004.

The carrying amount and estimated fair values of Southern Star’s financial instruments as of December 31, 2004 and 2003 are as follows (expressed in thousands):

	Carrying Amount		Fair Value
	2004	2003	2004	2003
Financial Assets:
Cash and cash equivalents	$41,702	$65,887	$41,702	$65,887
Interest rate swap	213	524	213	524
Financial Liabilities:
Long-term debt	404,823	404,740	438,053	431,926

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

12.

Major Customers

Central’s two largest customers are Missouri Gas Energy, a division of Southern Union Company, and Kansas Gas Service Company, a division of ONEOK.  Revenues received from Missouri Gas Energy were $47.7 million, $46.1 million, $6.0 million, and $40.4 million, respectively, for the years ended December 31, 2004 and 2003, the post-acquisition period ended December 31, 2002, and the pre-acquisition period ended November 15, 2002.  Revenues received from Kansas Gas Service Company were $47.1 million, $42.4 million, $5.1 million, and $35.5 million, respectively, for the years ended December 31, 2004 and 2003, the post-acquisition period ended December 31, 2002, and the pre-acquisition period ended November 15, 2002, respectively.

Missouri Gas Energy had receivable balances of $4.3 million, $3.9 million, $3.9 million, and $4.0 million for the years ended December 31, 2004 and 2003, the post-acquisition period ended December 31, 2002, and the pre-acquisition period ended November 15, 2002, respectively.  Kansas Gas Service Company had receivable balances of $4.9 million, $3.9 million, $3.4 million, and $3.4 million for the years ended December 31, 2004 and 2003, the post-acquisition period ended December 31, 2002, and the pre-acquisition period ended November 15, 2002, respectively.

13.  Stock-Based Compensation

Prior to Central’s Acquisition by Southern Star, Central participated in Williams’ stock-based awards program. Williams’ plans provided for common stock-based awards to its employees and employees of its subsidiaries. The plans permitted the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may have been granted for no consideration other than prior and future services or based on certain financial performance targets having been achieved. The purchase price per share for stock options may not have been less than the market price of the underlying stock on the date of grant. Stock options generally became exercisable after three or five years, subject to accelerated vesting if certain stock prices or if specific financial performance targets were achieved. Williams’ stock options normally expire ten years after grant; all options granted to Central’s employees expired six months after the date of Acquisition.

A summary of stock options granted to employees of Central under the plans is shown in the following table (options in thousands):

	Predecessor
	For the Period January 1 through November 15, 2002
	Options	Weighted Average Exercise Price
Outstanding — beginning of year	608	$28.18
Granted	111	15.86
Exercised	(1)	15.19
Forfeited/expired	(164)	23.41
Adjustment Allocation % for Gas Pipes	(76)	24.16
Employee transfers, in	303	28.13
Employee transfers, out	(60)	24.28
Outstanding — end of year	721	$28.11
Exercisable at year end	719	$28.12

The estimated fair value at date of grant of stock options granted to employees of Central for the period January 1 through November 15, 2002 using the Black-Scholes option pricing model, is as follows:

Predecessor
For the Period January 1 through November 15, 2002
Weighted-average grant date fair value of options for Williams common stock granted during the year	$2.77
Assumptions:
Dividend yield	1.0%
Volatility	56.0%
Risk-free interest rate	3.6%
Expected life (years)	5.0

The following table illustrates the effect on net income as if Central had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (expressed in thousands):

Predecessor
For the Period January 1 through November 15, 2002
Net income, as reported	$10,695
Add: Deferred share expense, net of tax	62
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	20
Pro forma net income	$10,777

14.  Operating Leases

Southern Star leases certain office and pipeline facilities and equipment under various operating lease agreements.  The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2005	$635
2006	71
2007	36
2008	12
2009	8
Total	$762

Total rental expense relating to operating leases was $1.8 million, $1.6 million, $0.3 million, and $1.4 million for the years ended December 31, 2004 and 2003, the period November 16 through December 31, 2002, and the period January 1 through November 15, 2002, respectively.

15.  Related Party Transactions

In 2002, Central participated in a Williams program, pursuant to which funds were advanced to Williams on a daily basis and repaid to Central as needed to fund operations.  The advances were represented by demand notes payable to Central and interest accrued on the advances was based on LIBOR plus an applicable margin.  On November 15, 2002, Central’s advance balance, net of intercompany receivables and payables, of $30.5 million was dividended to Williams as a term of the Acquisition by Southern Star.

In January 2003, the Company used the $50.0 million proceeds of its Series A Preferred Stock issuance discussed in Note 6 to the Consolidated Financial Statements to repurchase 22.22 shares of common stock from Highstar.

On July 31, 2003, the Company declared a dividend of up to $50.0 million payable to Highstar, of which $25.0 million was paid in 2003 and the remaining $25.0 million was paid in 2004.

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arms-length basis.

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier in exchange for a management fee of $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

16.  Quarterly Data (Unaudited)

The following summarizes selected quarterly financial data for 2004 and 2003 (expressed in thousands):

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$41,026	$39,817	$40,097	$43,392
Operating costs and expenses	27,440	28,815	29,014	27,877	[2]
Operating income	13,586	11,002	11,083	15,515
Interest expense	10,279	10,075	10,131	10,371
Interest income	(179)	(153)	(151)	(168)
Miscellaneous other (income) expense, net	(120)	(1,950)[1]	(201)	4,672	[2]
Total other expense, net	9,980	7,972	9,779	14,875
Income (loss) before income taxes	3,606	3,030	1,304	640
Provision for income taxes	2,275	1,982	1,332	922	[3]

Net Income (Loss)	$1,331	$1,048	$(28)	$(282)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$39,543	$39,471	$39,401	$40,183
Operating costs and expenses	30,912	29,237	26,627	28,884
Operating income	8,631	10,234	12,774	11,299
Interest expense	8,795	11,239	12,175	10,187
Interest income	(145)	(115)	(219)	(226)
Miscellaneous other income, net	(159)	(76)	(2,991)[4]	(166)
Total other expense, net	8,491	11,048	8,965	9,795
Income (loss) before income taxes	140	(814)	3,809	1,504
Provision for income taxes	690	487	2,294	1,333

Net Income (Loss)	$(550)	$(1,301)	$1,515	$171

(1)

An adjustment was made for approximately $1.8 million for settlement of portions of the Kansas Ad Valorem Tax Reimbursement matter.  See Note 7 for further discussions on the Kansas Ad Valorem Tax Reimbursement.

(2)

The Company’s rate case negotiation and settlement process resulted in recognition of two notable adjustments which were recorded in the fourth quarter of 2004.  Depreciation expense was decreased by approximately $2.0 million related to retirements of SCADA equipment.  Of this amount, $0.4 million relates to the fourth quarter of 2004, and the remainder relates to prior periods.  Additionally, miscellaneous expense of $4.7 million was recorded related to the disallowance in rates of a portion of costs for the Company’s “Little Mo” project as discussed in  Note 7.

(3)

Variance is due to the change in pre-tax income and adjustments to accruals for the 2003 tax return, filed in September 2004.

(4)

Settlement was reached with a third party in August 2003, whereby Central was relieved of all obligations under an abandoned business development project.  As a result of the settlement and closure of the project, Central reduced its associated reserve by $2.9 million.  See Note 7 for further discussion.