Form 10-Q
period 2005-03-31
SOUTHERN STAR CENTRAL CORP
filed 2005-05-10
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2005

or

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

  No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of May 5, 2005.

TABLE OF CONTENTS

SOUTHERN STAR CENTRAL CORP.

Page

PART I – Financial Information

Item 1.

Consolidated Financial Statements and Supplementary Data (Unaudited, except

December 31, 2004 Balance Sheet)

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

24

PART II – Other Information

Item 1.

Legal Proceedings

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Submission of Matters to a Vote of Security Holders

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$51,533	$41,702
Receivables:
Trade	15,285	16,078
Kansas Ad Valorem tax reimbursement	3,713	4,217
Income taxes	233	249
Affiliates	-	21
Transportation and exchange gas	7,534	7,287
Other	873	916
Inventories	5,719	5,695
Deferred income taxes	3,283	2,179
Costs recoverable from customers	17,264	13,116
Prepaid expenses	3,480	4,370
Other	401	422
Total current assets	109,318	96,252

Property, Plant and Equipment, at cost:
Natural gas transmission plant	544,681	542,722
Other natural gas plant	17,257	16,483
	561,938	559,205
Less – Accumulated depreciation and amortization	(38,958)	(31,784)
Property, plant and equipment, net	522, 980	527,421

Other Assets:
Goodwill	33,990	33,990
Costs recoverable from customers	32,743	32,828
Prepaid expenses	1,731	1,801
Derivative instrument asset - hedges	501	213
Other deferred and noncurrent assets	8,669	9,390
Total other assets	77,634	78,222
Total Assets	$709,932	$701,895

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$1,149	$1,703
Transportation and exchange gas	7,534	7,287
Other	2,857	3,572
Accrued other taxes	5,620	4,403
Accrued Kansas Ad Valorem tax reimbursement	3,713	4,217
Accrued interest	7,748	8,491
Accrued payroll and employee benefits	13,730	18,676
Provision for rate and regulatory matters	4,852	3,015
Capitalized lease obligation due in one year	730	730
Other accrued liabilities	16,307	10,105
Total current liabilities	64,240	62,199

Long-Term Debt:
Capitalized lease obligation	8,270	8,270
Other long-term debt	404,845	404,823
Total long-term debt	413,115	413,093

Other Liabilities and Deferred Credits:
Deferred income taxes	18,688	14,112
Postretirement benefits other than pensions	9,883	9,747
Mandatorily redeemable preferred stock	51,395	51,184
Costs refundable to customers	80	1
Environmental remediation	4,580	4,730
Accrued pension	13,738	14,346
Other	1,236	1,206
Total other liabilities and deferred credits	99,600	95,326

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, March 31, 2005 and December 31, 2004	-	-
Premium on capital stock and other paid-in capital	128,501	128,501
Accumulated other comprehensive income	306	130
Retained earnings	4,170	2,646
Total stockholder’s equity	132,977	131,277
Total Liabilities and Stockholder’s Equity	$709,932	$701,895

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004

	(In thousands)
Operating Revenues:
Transportation	$40,164	$37,644
Storage	4,194	3,242
Other revenue	136	140
Total operating revenues	44,494	41,026

Operating Costs and Expenses:
Operations and maintenance	9,324	8,612
Administrative and general	8,347	8,704
Depreciation and amortization	7,490	7,384
Taxes, other than income taxes	2,973	2,740
Total operating costs and expenses	28,134	27,440

Operating Income	16,360	13,586

Other (Income) Deductions:
Interest expense	10,226	10,279
Interest income	(219)	(179)
Miscellaneous other (income) deductions, net	35	(120)
Total other deductions	10,042	9,980

Income Before Income Taxes	6,318	3,606

Provision for Income Taxes	3,376	2,275

Net Income	$2,942	$1,331

Reconciliation of net income to total comprehensive income:

	March 31, 2005	March 31, 2004
Net income	$2,942	$1,331
Change in value of interest rate swap	287	(561)
Related tax effect	(112)	218
Total comprehensive income	$3,117	$988

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$2,942	$1,331
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	7,490	7,384
Deferred income taxes	3,360	2,268
Provision for dividends on mandatorily redeemable preferred stock	1,652	1,870
Changes in operating assets and liabilities:
Receivables	852	29,355
Inventories	(24)	(52)
Other current assets	911	1,002
Payables and accrued liabilities	(5,161)	(36,912)
Provision for rate and regulatory matters	1,837	21
Other, including changes in noncurrent assets and liabilities	913	460
Net cash provided by operating activities	14,772	6,727

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(3,073)	(4,393)
Proceeds from sales and salvage values, net of costs of removal	(430)	273
Advances to affiliates, net	-	247
Net cash used in investing activities	(3,503)	(3,873)

FINANCING ACTIVITIES:
Common dividends/return of capital	(1,418)	(15,500)
Debt expense	(20)	(532)
Net cash used in financing activities	(1,438)	(16,032)

Increase in cash and cash equivalents	9,831	13,178

Cash and cash equivalents at beginning of period	41,702	65,887

Cash and cash equivalents at end of period	$51,533	$52,709

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,467	$7,628
Income tax, net	-	-

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Southern Star

Southern Star Central Corp. (Southern Star) is a substantially owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  In 2002, Southern Star acquired all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) (the Acquisition).  Subsequent to the Acquisition, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central). Central is the Company’s only operating subsidiary.

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

As of March 31, 2005, Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At March 31, 2005, Central had transportation customer contracts with approximately 130 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 588 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.  Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of the pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required under the NGA.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  These interim consolidated financial statements are unaudited, with the exception of the Consolidated Balance Sheet as of December 31, 2004 which is derived from the audited financial statements.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  Results of operations for the period ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005.

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  A final purchase price allocation has been made and reflected on the accompanying Consolidated Balance Sheets.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date.  The purchase price of $380.0 million (net of $175.0 million of debt acquired) and $7.2 million in related Acquisition costs exceeded the historical net book value of Central by approximately $34.0 million.  This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

As goodwill has no tax basis, an impairment or other adjustment of goodwill will produce no current tax benefit.  However, a deferred income tax liability of $13.3 million has been recorded on the difference in book and tax basis and will reverse proportionately to the extent goodwill is impaired or otherwise adjusted.

4.  Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly owned.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported on the accompanying consolidated financial statements and notes.  Actual results could differ from those estimates.

Recent Accounting Standards

In May 2004, the FASB issued a Staff Position (FSP) on SFAS 106 entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FSP FAS 106-2) to address accounting and disclosure issues related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with  FSP FAS 106-2, the benefit obligation and net periodic postretirement cost in the accompanying consolidated financial statements or notes do not reflect the effects of the Act on the Company’s postretirement healthcare plan because the method for determining whether a sponsor’s plan qualifies for actuarial equivalency was not published until January 21, 2005 by the U.S. Department of Health and Human Services (HHS) and  Southern Star did not determine until February 2005 that its plan benefits were actuarially equivalent to Medicare Part D. Southern Star will begin to account for the subsidy as an actuarial gain pursuant to paragraph 33 of FSP FAS 106-2 in the second quarter of 2005.  As a regulated entity, any costs or benefits to the Company associated with the Act are expected to be recorded as increases or decreases in the Company’s regulatory asset for postretirement benefits and subsequently passed through to customers.  Therefore, the Company does not expect the effects of the new Act to have a material effect on its financial position, results of operations, or cash flows.  For further discussion see Note 9 to the accompanying Consolidated Financial Statements.

5.  Financing

On August 8, 2003, Southern Star issued $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  The 8.5% Notes were sold under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers.  Southern Star received net proceeds of $176.0 million on August 8, 2003 and simultaneously repaid the $172.5 million outstanding balance of a bridge loan used to finance the Acquisition.

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

Simultaneously with the original issuance of the 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million.  Net proceeds of $47.5 million were received on August 8, 2003 and were deposited in Central’s general cash funds.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  Central has applied the shortcut method provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.

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

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  Since the construction costs were fully financed by the bonds, the transaction was excluded from the accompanying Statements of Consolidated Cash Flows as non-cash activity.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as long-term debt on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments will begin in the second quarter of 2005.

As of March 31, 2005, the Company is in compliance with the covenants of all outstanding debt instruments.

6.  Mandatorily Redeemable Preferred Stock

Southern Star has authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million.

The Series A Preferred Stock is senior to all other classes and series of capital stock.  The holder of the outstanding Series A Preferred Stock is entitled to receive Series A Cash Dividends and Series A Paid In Kind (PIK) Dividends.  Both the cash and PIK dividends are recorded as interest expense.

The Series A Cash Dividends are cumulative and are payable semi-annually, in arrears on May 15 and November 15 of each year.  The cash dividend rate was 9.25% per annum until January 21, 2005, and is 8.25% thereafter.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested and certified it to the FERC for final action.  On April 18, 2005, the FERC issued an Order approving the uncontested settlement.  Parties have 30 days to seek rehearing of the Order.  At March 31, 2005, the Company had estimated reserves for revenues collected in excess of settlement rates of approximately $4.8 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in the provision for rate and regulatory matters on the accompanying Consolidated Balance Sheets.

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

As a result of various settlements, Central received approximately $38.2 million and distributed approximately $41.0 million to customers in 2004.   The amount of the receivable and liability at March 31, 2005 was approximately $3.7 million, which represents the outstanding producer liabilities including interest.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At March 31, 2005, Central had accrued a liability of approximately $5.6 million representing the current estimate of future environmental cleanup costs to be incurred over the next five to six years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act.  These laws and regulations can result in increased capital, operating and other costs.  These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals.   Under the Clean Air Act, the EPA has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations.  These regulations include National Emission Standards for Hazardous Air Pollutants for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone.  Furthermore, there is no impact anticipated to Central’s existing operations based on an analysis of these regulations.  The EPA has also promulgated a new ambient air quality standard for ozone (i.e. the eight hour standard) which is generally more stringent than the standard it replaces (i.e. the one hour standard).   Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight hour ozone standard.  Therefore, the new standard does not impact Central’s existing operations.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal units (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.   The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005.

Summary of Commitments and Contingencies

In connection with the purchase of Central from Williams, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Price Litigation.  Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements and to cooperate in general with Central in the preparation of its defense.

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

9.  Employee Benefit Plans

Central filed its rate case in Docket No. RP04-276 during 2004 and reached a settlement which was approved by the FERC on April 18, 2005.  Within the terms of settlement, Central will recover $7.5 million annually to fund pension and post-retirement benefits for all eligible participants.  This amount must be funded no less frequently than quarterly into irrevocable trusts.  This amount also includes a recovery for the amortization of the regulatory asset related to the difference in prior period costs and corresponding funding amounts.

Postretirement Benefits Other Than Pensions

Central’s Welfare Benefits Plan (Welfare Plan) provides medical and life insurance benefits to certain employees who retire under Central’s retirement plans. The Welfare Plan is contributory for medical and contributory for some retired employees for life insurance benefits in excess of specified limits.

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004

Service cost	$200	$150
Interest cost	675	622
Expected return on plan assets	(450)	(304)
Regulatory (asset accrual) recovery of costs	(112)	676
Recognized actuarial loss	25	-
Net periodic postretirement benefits expense	$338	$1,144

In addition, the Company reduced expense in the first quarter 2005 by $0.4 million to reflect the new level of cost recovery related to pensions and other postretirement benefits resulting from the rate case settlement.

The Company contributed to this plan $0.3 million in the first quarter of 2005.

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

The method of determining whether a sponsor’s plan qualifies for actuarial equivalency was detailed in final regulations published January 21, 2005 by the HHS.  Southern Star determined in February 2005 that its plan benefits were actuarially equivalent to Medicare Part D.  The Company will begin to account for the subsidy as an actuarial gain pursuant to paragraph 33 of FSP FAS 106-2 in the second quarter of 2005.

The estimated reduction in the Company’s accumulated postretirement benefit obligation due to the subsidy is $1.8 million for non-union members and $5.1 million for union members for a total reduction of $6.9 million.  In addition, the 2005 net periodic postretirement benefit cost is expected to be reduced from approximately $1.8 million to approximately $1.2 million as a result of this recognition.  Reductions in the various cost components are shown below (expressed in thousands):

	2005 Expense Estimates
	With Part D Subsidy	Without Part D Subsidy

Service cost	$700	$800
Interest cost	2,300	2,700
Expected return on assets	(1,800)	(1,800)
Amortization of loss	0	100
Net Periodic Postretirement Benefit Cost	$1,200	$1,800

Retirement Plan

Pension expense for the Company’s pension plans for the three months ended March 31, 2005 and 2004 was $1.5 million and $1.1 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Union	Non-Union	Union	Non-Union

Service cost	$344	$478	$310	$396
Interest cost	594	38	569	4
Expected return on plan assets	(350)	(39)	(288)	-
Regulatory (asset accrual) recovery of cost	524	(57)	124	(52)
Amortization of net loss	-	5	-	-
Net periodic pension expense	$1,112	$425	$715	$348

Through the first quarter of 2005, the Company has made contributions to the pension plans totaling $1.7 million.

10.  Related Party Transactions

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arms-length basis.

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier, Southern Star subsidiaries, in exchange for a management fee of $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Southern Star Central Corp.’s financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto included elsewhere in this report and in conjunction with Southern Star Central Corp.’s audited consolidated financial statements and notes thereto included in its 2004 Annual Report on Form 10-K.

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

General

The Acquisition

Southern Star Central Corp. (Southern Star) is a substantially owned subsidiary of AIG Highstar Capital, L.P. (Highstar).  In 2002, Southern Star acquired all the capital stock of Williams Gas Pipelines Central, Inc. (WGP-Central) (the Acquisition).  Subsequent to the Acquisition, WGP-Central’s name was changed to Southern Star Central Gas Pipeline, Inc. (Central). Central is the Company’s only operating subsidiary.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  Short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at March 31, 2005 was approximately five years.

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

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  On April 30, 2004, the Company filed for an increase in rates with the FERC, which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.  In August 2004, the Company completed its Southwest Missouri Expansion Project.  The Company expects that the increased annual revenues from this project will be approximately $2.5 million, which are included in the Company’s anticipated revenue increase discussed above.

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

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date.  The purchase price of $380.0 million (net of $175.0 million debt acquired) and $7.2 million in related Acquisition costs exceeded the historical net book value of Central by approximately $34.0 million.  This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States.  The consolidated financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (SEC).

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

Revenues Subject to Refund

The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services.  Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes.  Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC.  Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.  At March 31, 2005, Central had estimated reserves for revenues subject to refund pending settlement of its RP04-276 rate proceeding of $4.8 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in the provision for rate and regulatory matters on the accompanying Consolidated Balance Sheets.

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

Other

Please refer to the Notes to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Operating revenues were $44.5 million for the three months ended March 31, 2005, a $3.5 million, or 8.5%, increase from $41.0 million for the same period in the prior year.  This increase is primarily due to the Company’s Southwest Missouri Expansion which was placed in service September 1, 2004, and increased revenues resulting from the RP04-276 rate case, which became effective, subject to refund, on November 1, 2004, and partially offset by lower demand for park and loan services and the discontinuation of Gas Research Institute (GRI) funding beginning with the Company’s August 2004 billings.  GRI funding represents costs flowed through to customers; the associated revenues are offset by operating expenses.

Operations and maintenance expenses for the 2005 period increased by $0.7 million, or 8.3%, to $9.3 million from $8.6 million for the prior year period, principally due to scheduled higher spending for maintenance projects.

Administrative and general expenses were $8.3 million and $8.7 million for the quarters ended March 31, 2005 and 2004, respectively, a decrease of $0.4 million, or 4.1%.  The decrease is primarily due to a $0.7 million decrease in pension and postretirement medical costs and $0.5 million decrease in the GRI costs discussed above, partially offset by an increase of $0.4 million for pipeline safety user fees.

Taxes other than income taxes increased by $0.2 million, or 8.5%, to $3.0 million for the three months ended March 31, 2005 from the same period in the prior year.  The increase is primarily due to higher estimates for state property tax assessments in 2005 compared to last year.  Assessments are generally made and settled in the second and third quarters.

The provision for income taxes was $3.4 million for the first quarter of 2005, an increase of $1.1 million, or 48.4% from the comparable period in 2004 commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period was 41.3% as compared to 40.0% in the prior year period.

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

Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was $14.8 million and $6.7 million, respectively.  Cash from operating activities was higher in the current year period primarily as a result of lower 2005 payments for pension and postretirement medical and an increase in revenues collected pursuant to the RP04-276 rate case.

Net cash used in investing activities was $3.5 million in the first three months of 2005 as compared to $3.9 million in the 2004 period.  The decrease is primarily due to higher capital expenditures in the prior year period resulting from the capital spent on the Southwest Missouri Expansion project.  The decrease is partially offset by a trade in of a power turbine at Arlington Station for approximately $0.7 million in the first quarter of 2004.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2005 as compared to $16.0 million for the same period of 2004.   The decrease is primarily due to higher dividend payments to Highstar in 2004 than in 2005.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable preferred stock to a third-party investor.  The preferred stock, as amended in August 2003, carried a 9.25% rate in 2004 through January 21, 2005, and an 8.25% rate thereafter.  Dividends are payable semi-annually in May and November.

Simultaneously with the original issuance of the Company’s 8.5% Notes, Central entered into a secured credit facility on August 8, 2003 (Central Credit Facility), with Union Bank of California providing for, among other things, a term loan of $50.0 million.  The term loan matures on May 1, 2006.  The loan, as amended, currently bears interest at LIBOR plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  The Company repaid $5.0 million of the loan on May 9, 2005.

The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no later than August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.

At March 31, 2005, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At December 31, 2003, Central had a liability of $2.8 million for funds collected from producers pursuant to the Kansas Ad Valorem Tax Reimbursement, discussed in Note 7 to the accompanying Consolidated Financial Statements. The full amount of this liability was paid during 2004.    As a result of various settlements in 2004, Central also received approximately $38.2 million and distributed the same amount to customers.  The amount of the receivable and liability at March 31, 2005 was approximately $3.7 million, which represents the outstanding producer liabilities including interest.

A Tax Sharing Agreement has been executed by and between Southern Star and Central.  Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy (the Tax Policy) which provides that in jurisdictions where allowed, Southern Star will file consolidated or combined tax returns on behalf of itself and Central and pay all taxes shown thereon to be due.  In such jurisdictions, Central will make payments to Southern Star as though it were filing a separate return for its income tax liability.  Southern Star has an obligation to indemnify Central for any liability that Central incurs under Treasury Regulations Section 1.1502-6 for taxes of the affiliated group of which Southern Star and Central are members.

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

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as long-term debt on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments will begin in July 2005.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested and certified it to the FERC for final action.  On April 18, 2005, the FERC issued an Order approving the uncontested settlement.  At March 31, 2005, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $4.8 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in the provision for rate and regulatory matters on the accompanying Consolidated Balance Sheets.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $33.0 million in 2005.  For the three-month period ended March 31, 2005, the Company’s capital expenditures were $3.5 million.

The Company also expects to contribute, in 2005, to its Union and Non-Union Retirement Plans as well as to its Health and Welfare Plan for postretirement medical and death benefits.  The Company’s estimated total contributions in 2005 to its Retirement and Health and Welfare Plans are $7.6 million.  See Note 9 to the accompanying Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central in exchange for a management fee of approximately $0.9 million per year plus direct expenses.  The agreement is terminable at will upon 30 days’ notice by either party.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Central Credit Facility described above, and by accessing capital markets as needed.

Contingencies

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding. On April 18, 2005, the FERC issued an Order approving the uncontested settlement.  Parties have 30 days to seek rehearing of the Order.  At March 31, 2005, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $4.8 million, including interest, which will be refunded to customers within 60 days of final approval by the FERC.  The reserve is included in the provision for rate and regulatory matters on the accompanying Consolidated Balance Sheets.

See Note 7 to the accompanying Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at March 31, 2005, had a carrying value of $404.8 million and a fair value of $436.8 million.  The weighted-average interest rate of the Company’s long-term debt is 8.05%.  The Company’s $175.0 million (7.375%) and $50.0 million (4.57%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2006, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the first quarter.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central.  Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On August 22, 2003, an answer to that pleading was filed on behalf of Central.  Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class.  The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central.  Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal unit (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs.  Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages.  On November 10, 2003, an answer to that pleading was filed on behalf of Central.  The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on  April 1, 2005.

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
32

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

SOUTHERN STAR CENTRAL CORP.
Date: May 10, 2005	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
Date: May 10, 2005	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.