Form 10-Q
period 2005-08-05
SOUTHERN STAR CENTRAL CORP
filed 2005-08-05
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2005

or

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

  No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  79.367 shares as of August 5, 2005.

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

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II – Other Information

Item 1.

Legal Proceedings

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48,784	$41,702
Receivables:
Trade	14,240	16,078
Kansas Ad Valorem tax reimbursement	3,713	4,217
Income taxes	215	249
Affiliates	-	21
Transportation and exchange gas	29,883	7,287
Other	1,106	916
Inventories	5,748	5,695
Deferred income taxes	1,976	2,179
Costs recoverable from customers	15,682	13,116
Prepaid expenses	2,138	4,370
Derivative instrument asset - hedges	385	-
Other	436	422
Total current assets	124,306	96,252

Property, Plant and Equipment, at cost:
Natural gas transmission plant	545,388	542,722
Other natural gas plant	19,663	16,483
	565,051	559,205
Less – Accumulated depreciation and amortization	(44,920)	(31,784)
Property, plant and equipment, net	520,131	527,421

Other Assets:
Goodwill	33,990	33,990
Costs recoverable from customers	31,504	32,828
Prepaid expenses	1,660	1,801
Derivative instrument asset - hedges	-	213
Other deferred and noncurrent assets	8,734	9,390
Total other assets	75,888	78,222
Total Assets	$720,325	$701,895

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$6,785	$1,703
Transportation and exchange gas	29,883	7,287
Other	1,764	3,572
Accrued other taxes	5,308	4,403
Accrued Kansas Ad Valorem tax reimbursement	3,713	4,217
Accrued interest	8,471	8,491
Accrued payroll and employee benefits	16,531	18,676
Provision for rate and regulatory matters	17	3,015
Current maturities of long-term debt	45,000	-
Capitalized lease obligation due in one year	730	730
Other accrued liabilities	12,952	10,105
Total current liabilities	131,154	62,199

Long-Term Debt:
Capitalized lease obligation	8,270	8,270
Other long-term debt	354,867	404,823
Total long-term debt	363,137	413,093

Other Liabilities and Deferred Credits:
Deferred income taxes	20,938	14,112
Postretirement benefits other than pensions	9,930	9,747
Mandatorily redeemable preferred stock	52,664	51,184
Costs refundable to customers	321	1
Environmental remediation	4,280	4,730
Accrued pension	12,786	14,346
Other	961	1,206
Total other liabilities and deferred credits	101,880	95,326

Stockholder’s Equity:
Common stock, $.01 par value, 101.587 shares issued,
79.367 shares outstanding, June 30, 2005 and December 31, 2004	-	-
Premium on capital stock and other paid-in capital	120,223	128,501
Accumulated other comprehensive income	235	130
Retained earnings	3,696	2,646
Total stockholder’s equity	124,154	131,277
Total Liabilities and Stockholder’s Equity	$720,325	$701,895

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2005	June 30, 2004

	(In thousands)
Operating Revenues:
Transportation	$41,814	$35,957
Storage	4,156	3,709
Other revenue	207	151
Total operating revenues	46,177	39,817

Operating Costs and Expenses:
Operations and maintenance	10,072	9,723
Administrative and general	9,388	9,407
Depreciation and amortization	6,491	7,096
Taxes, other than income taxes	3,286	2,589
Total operating costs and expenses	29,237	28,815

Operating Income	16,940	11,002

Other (Income) Deductions:
Interest expense	10,245	10,075
Interest income	(344)	(153)
Miscellaneous other income, net	(303)	(1,950)
Total other deductions	9,598	7,972

Income Before Income Taxes	7,342	3,030

Provision for Income Taxes	3,645	1,982

Net Income	$3,697	$1,048

Reconciliation of net income to total comprehensive income:

	June 30, 2005	June 30, 2004
Net income	$3,697	$1,048
Change in value of interest rate swap	(116)	1,181
Related tax effect	45	(461)
Total comprehensive income	$3,626	$1,768

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004

	(In thousands)
Operating Revenues:
Transportation	$81,978	$73,601
Storage	8,350	6,951
Other revenue	343	291
Total operating revenues	90,671	80,843

Operating Costs and Expenses:
Operations and maintenance	19,396	18,335
Administrative and general	17,735	18,111
Depreciation and amortization	13,981	14,480
Taxes, other than income taxes	6,259	5,329
Total operating costs and expenses	57,371	56,255

Operating Income	33,300	24,588

Other (Income) Deductions:
Interest expense	20,471	20,354
Interest income	(563)	(332)
Miscellaneous other income, net	(268)	(2,070)
Total other deductions	19,640	17,952

Income Before Income Taxes	13,660	6,636

Provision for Income Taxes	7,021	4,257

Net Income	$6,639	$2,379

Reconciliation of net income to total comprehensive income:

	June 30, 2005	June 30, 2004
Net income	$6,639	$2,379
Change in value of interest rate swap	172	620
Related tax effect	(67)	(243)
Total comprehensive income	$6,744	$2,756

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,639	$2,379
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	13,981	14,480
Deferred income taxes	6,962	4,246
Provision for dividends on mandatorily redeemable preferred stock	3,292	3,570
Changes in operating assets and liabilities:
Receivables	1,682	29,550
Inventories	(53)	(81)
Other current assets	2,218	287
Payables and accrued liabilities	(3,180)	(40,110)
Provision for rate and regulatory matters	2,502	(40)
Other, including changes in noncurrent assets and liabilities	1,768	(1,593)
Net cash provided by operating activities	35,811	12,688

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(6,863)	(10,425)
Proceeds from sales and salvage values, net of costs of removal	(657)	(592)
Advances to affiliates, net	-	247
Net cash used in investing activities	(7,520)	(10,770)

FINANCING ACTIVITIES:
Common dividends/return of capital	(13,867)	(22,000)
Debt retirements	(5,000)	-
Mandatorily redeemable preferred stock dividends	(2,282)	(2,365)
Debt expense	(60)	(641)
Net cash used in financing activities	(21,209)	(25,006)

Increase in cash and cash equivalents	7,082	(23,088)

Cash and cash equivalents at beginning of period	41,702	65,887

Cash and cash equivalents at end of period	$48,784	$42,799

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$17,831	$16,916
Income tax, net	25	25

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

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its subsidiaries.

On July 7, 2005, Highstar agreed to sell its common equity interest in Southern Star to General Electric Capital Corporation, a major global energy investor.  The sale is currently anticipated to be completed in the third quarter of 2005.

Central

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming.  The system serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main service areas.

As of June 30, 2005, Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At June 30, 2005, Central had transportation customer contracts with approximately 128 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 579 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and Securities and Exchange Commission regulations.  These interim consolidated financial statements are unaudited, with the exception of the Consolidated Balance Sheet as of December 31, 2004 which is derived from the audited financial statements.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  Results of operations for the period ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005.

3.  Acquisition

The Acquisition by Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  The purchase price allocation is reflected on the accompanying Consolidated Balance Sheets.

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

Recent Accounting Standards

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized.  The Order will be effective January 1, 2006.  Amounts capitalized in periods prior to that date will be permitted to remain as recorded.  The Interstate Natural Gas Association of America, an industry trade association, has filed a request for rehearing of this Order.  The Company does not expect the effects of the Order to have a material impact on its financial position, results of operations, or cash flows.

5.  Financing

Southern Star has outstanding $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes).  Interest on the 8.5% Notes is payable semi-annually in February and August.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006.   The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.  In May 2005, Central repaid $5.0 million of the term loan.  However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central.

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

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  Since the construction costs were fully financed by the bonds, the transaction was excluded from the accompanying Statements of Consolidated Cash Flows as non-cash activity.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as Long-Term Debt and current liabilities on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments began July 1, 2005.

As of June 30, 2005, the Company is in compliance with the covenants of all outstanding debt instruments.

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

The Series A PIK Dividend is cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock.  Dividends accrue on shares of Series A Preferred Stock issued pursuant to a PIK dividend from the first day of the quarter following the applicable dividend payment date.  To date, the Company has issued 47.79 additional shares of Series A Preferred Stock to the holder of the Series A Preferred Stock as payment of the PIK dividend.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested and certified it to the FERC for final action.  The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005.  At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for revenues collected in excess of the settlement rates.  The refunds were made to customers on July 1, 2005.

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

As a result of various settlements, Central received approximately $38.2 million and distributed approximately $41.0 million to customers in 2004.   The amount of the receivable and liability at June 30, 2005 was approximately $3.7 million, which represents the Company’s best estimate of the outstanding producer liabilities including interest.

Environmental Matters

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At June 30, 2005, Central had accrued a liability of approximately $5.3 million representing the current estimate of future environmental cleanup costs to be incurred over the next five to six years.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005.  On May 13, 2005, the Special Master appointed in this case to adjudicate procedural issues and help manage this litigation for the Trial Court Judge, issued a “Report and Recommendations” addressing which defendants should be dismissed.  Central is one of the defendants recommended to be dismissed.  Such recommendation still must be adopted by the Trial Court Judge to be effective.

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

8.  Dividends and Related Restrictions

The Company’s 8.5% Notes indenture contains restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to common equity holders, subject to certain conditions.

9.  Employee Benefit Plans

Central filed its rate case in Docket No. RP04-276 during 2004 and reached a settlement which was approved by the FERC on April 18, 2005 and became final and non-appealable as of May 19, 2005.  Pursuant to the terms of settlement, Central will recover $7.5 million annually to fund pension and post-retirement benefits for all eligible participants.  This amount must be funded no less frequently than quarterly into irrevocable trusts.  This amount also includes a recovery for the amortization of the regulatory asset related to the difference in prior period costs and corresponding funding amounts.

Postretirement Benefits Other Than Pensions

Central’s Welfare Benefits Plan (Welfare Plan) provides medical and life insurance benefits to certain employees who retire under Central’s retirement plans. The Welfare Plan is contributory for medical and contributory for some retired employees for life insurance benefits in excess of specified limits.

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Six Months Ended
	June 30, 2005	June 30, 2004

Service cost	$277	$299
Interest cost	943	1,244
Expected return on plan assets	(900)	(608)
Recognized actuarial gain	(289)	-
Regulatory recovery of costs	644	1,353
Net periodic postretirement benefits expense	$675	$2,288

In addition, the Company reduced expense in the first quarter of 2005 by $0.4 million to reflect the new level of cost recovery related to pensions and other postretirement benefits resulting from the rate case settlement.

The Company contributed to this plan $0.7 million in the first six months of 2005.

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

Southern Star has determined that its plan benefits are actuarially equivalent to Medicare Part D.  The Company began to account for the subsidy as an actuarial gain pursuant to paragraph 33 of the FASB Staff Position on FAS 106 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” in the second quarter of 2005.

The reduction in the Company’s accumulated postretirement benefit obligation due to the subsidy is $1.9 million for non-union members and $4.9 million for union members for a total reduction of      $6.8 million.  In addition, the 2005 net periodic postretirement benefit cost is reduced from approximately $1.1 million to approximately $0 as a result of this recognition.  Reductions in the various cost components are shown below:

	2005 Expense
	With Part D Subsidy	Without Part D Subsidy
	(in thousands)
Service cost	$500	$600
Interest cost	1900	2300
Expected return on assets	(1,800)	(1,800)
Amortization of loss	(600)	0
Net Periodic Postretirement Benefit Cost	$0	$1,100

Retirement Plan

Pension expense for the Company’s pension plans for the six months ended June 30, 2005 and 2004 was $3.1 million and $2.1 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Union	Non-Union	Union	Non-Union

Service cost	$734	$1,095	$621	$791
Interest cost	1,107	152	1,138	9
Expected return on plan assets	(716)	(167)	(577)	-
Amortization of net loss	18	30	-	-
Employee transfers	(70)	70	-	-
Settlement recognition	281	-	-	-
Regulatory (asset accrual) recovery of cost	871	(330)	248	(104)
Net periodic pension expense	$2,225	$850	$1,430	$696

Through the first six months of 2005, the Company has made contributions to the pension plans totaling $3.2 million.

10.  Related Party Transactions

Affiliates of American International Group, Inc., the ultimate parent of the general partner of Highstar, currently provide insurance to Southern Star on an arms-length basis.

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier, Southern Star subsidiaries, in exchange for a management fee of $0.9 million per year plus direct expenses.  In anticipation of the pending sale discussed in Note 1, the  management agreement with Highstar will terminate at the earlier of the closing of the pending sale or August 19, 2005.

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

•

economic repercussions from terrorist activities and the government’s response to such terrorist activities; and

•

the anticipated sale of the Company to General Electric Capital Corporation.

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

On July 7, 2005, Highstar agreed to sell its common equity interest in Southern Star to General Electric Capital Corporation, a major global energy investor.  The sale is currently anticipated to be completed in the third quarter of 2005.

The Business

Southern Star is the parent company of Central, its only operating subsidiary and the sole source of its operating revenues and cash flows.  Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest.  Its primary customers are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates, facilities and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  Short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 20 years.  Total average remaining contract life on a volume-weighted basis at June 30, 2005 was approximately five years.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition from other gas pipelines.  Central’s access to multiple sources of natural gas supply and its unique storage capabilities within its major market areas are strengths that aid in limiting its downside risks.  The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  On April 30, 2004, the Company filed for an increase in rates with the FERC, which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  The settlement became final on May 18, 2005, and refunds were made to customers on July 1, 2005.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.

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

Revenues Subject to Refund

The FERC regulatory processes and procedures govern, among other matters, Central’s tariff and rates that Central is permitted to charge to customers for its services.  Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes.  Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC.  Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted.  At June 30, 2005, Central had a payable to customers for revenues collected subject to refund in its RP04-276 rate proceeding of $5.5 million, including interest, which was refunded to customers on July 1, 2005.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Operating revenues were $46.2 million for the three months ended June 30, 2005, a $6.4 million, or 16.0%, increase from the same period in the prior year.  This increase is primarily due to the Company’s Southwest Missouri Expansion, which was placed in service on September 1, 2004 and increased revenues resulting from the RP04-276 rate case, which became effective, subject to refund, on November 1, 2004.  The increase in revenues was partially offset by the discontinuation of Gas Research Institute (GRI) funding beginning with the Company’s August 2004 billings.  GRI funding represents costs flowed through to customers; the associated revenues are offset by operating expenses.

Operations and maintenance expenses for the 2005 period increased by $0.3 million from the prior year period primarily due to increased labor costs.

Administrative and general expenses for the current year quarter are comparable to the prior year.

Depreciation expense was $6.5 million for the second quarter 2005 as compared to $7.1 million for the same period in 2004, a decrease of $0.6 million, or 8.5%.  The decrease is primarily attributable to a $0.5 million depreciation adjustment related to the rate case RP04-276 that resulted in a settled depreciation rate on transmission assets of 2.2% compared to the previous rate of 2.3%.

Taxes other than income taxes increased by $0.7 million, or 26.9%, to $3.3 million for the three months ended June 30, 2005 from $2.6 million for the same period in 2004.  The increase is mainly the result of higher estimates for state property tax assessments in the current year as compared to last year primarily resulting from higher revenues discussed above.  Current year assessments are generally made and settled during the second and third quarters.

Interest expense is comparable in both periods.

Interest income increased by $0.2 million to $0.3 million for the three months ended June 30, 2005 from the same period in 2004 due to higher cash balances in the current year.

Miscellaneous other income was $0.3 million compared to $1.9 million for the three months ended June 30, 2005 and 2004, respectively.  The Company recorded a $1.8 million reduction to its reserve for settlement of the Kansas Ad Valorem Tax Reimbursement in 2004.

The provision for income taxes was $3.6 million for the second quarter of 2005, an increase of $1.7 million, or 83.9%, from the comparable period in 2004, commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period is 39.7% as compared to 40.1% in the prior year period.

Comparison of the Six Months Ended June 30, 2005 and 2004

Operating revenues were $90.7 million for the six months ended June 30, 2005, a $9.8 million, or 12.2%, increase from the same period in the prior year.  This increase is primarily due to the Company’s Southwest Missouri Expansion which was placed in service on September 1, 2004 and increased revenues resulting from the RP04-276 rate case, which became effective, subject to refund, on November 1, 2004.  The increase is partially offset by lower demand for park and loan services and the discontinuation of GRI funding beginning with the Company’s August 2004 billings.  GRI funding represents costs flowed through to customers; the associated revenues are offset by operating expenses.

Operations and maintenance expenses for the 2005 period increased by $1.1 million, or 5.8%, to $19.4 million from $18.3 million for the prior year period, principally due to increased labor costs.

Administrative and general expenses were $17.7 million and $18.1 million for the six months ended June 30, 2005 and 2004, respectively, a decrease of $0.4 million, or 2.1%.  The decrease is primarily due to a $0.8 million decrease in the GRI costs discussed above, partially offset by an increase of $0.3 million for benefit costs.

Taxes other than income taxes increased by $0.9 million, or 17.5%, to $6.3 million for the six months ended June 30, 2005 from the same period in the prior year.  The increase is primarily due to higher estimates for state property tax assessments in 2005 compared to last year primarily resulting from higher revenues discussed above.  Assessments are generally made and settled in the second and third quarters.

Interest expense is comparable in both periods.

Interest income increased by $0.2 million to $0.6 million for the six months ended June 30, 2005 from the same period in the prior year.  The increase is primarily due to higher cash balances.

Miscellaneous other income was $0.3 million compared to $2.1 million for the six months ended June 30, 2005 and 2004, respectively.  The Company recorded a $1.8 million reduction to its reserve for settlement of the Kansas Ad Valorem Tax Reimbursement in 2004.

The provision for income taxes was $7.0 million for the first six months of 2005, an increase of $2.8 million, or 64.9%, from the comparable period in 2004, commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s preferred stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period was 40.4% as compared to 40.1% in the prior year period.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of August 5, 2005, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Senior Secured Notes due August 1, 2010 (the 8.5% Notes) discussed below.

Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $35.8 million and $12.7 million, respectively.  Cash from operating activities was higher in the current year period primarily as a result of an increase in revenues collected pursuant to the RP04-276 rate case and lower 2005 payments for pension and postretirement medical benefits.  The increase in 2005 is also due in part to a $2.0 million payment in 2004 to settle the Company’s remaining commitment for the reformation or termination of its natural gas supply contracts and to various Kansas Ad Valorem Tax Reimbursement settlements in 2004 for which the Company received approximately $27.7 million and distributed approximately $29.0 million.

Net cash used in investing activities was $7.5 million in the first six months of 2005 as compared to $10.8 million in the 2004 period.  The decrease is primarily due to higher capital expenditures in the prior year period due to the Southwest Missouri Expansion project.  Additionally, several 2005 capital projects were delayed in the second quarter of 2005 due to weather.

Net cash used in financing activities was $21.2 million for the six months ended June 30, 2005 as compared to $25.0 million for the same period of 2004.   The decrease is primarily due to lower dividend payments to common equity holders in 2005 than in 2004.  The decrease is partially offset by a $5.0 million partial repayment of the term loan with Union Bank of California.  The loan was reinstated in July 2005 and the $5.0 million payment was returned to Central.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable preferred stock to a third-party investor.  The preferred stock, as amended in August 2003, carried a 9.25% rate in 2004 through January 21, 2005, and an 8.25% rate thereafter.  Cash and Paid In Kind dividends are payable semi-annually in May and November.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006.   The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported in other assets or other liabilities and accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.  In May 2005, Central repaid $5.0 million of the term loan.  However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central.

The Central Credit Facility also includes a $10.0 million working capital line that Central may draw down to meet working capital needs.  Loans made under the working capital line will mature no later than August 5, 2005.  The working capital loans would bear interest at LIBOR plus 2.25%.  To date, no amounts have been drawn on the working capital line.

At June 30, 2005, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

At December 31, 2003, Central had a liability of $2.8 million for funds collected from Kansas producers pursuant to the Kansas Ad Valorem Tax Reimbursement, discussed in Note 7 to the accompanying Consolidated Financial Statements. The full amount of this liability was paid during 2004.    As a result of various other settlements in 2004, Central also received approximately $38.2 million and distributed the same amount to customers.  The amount of the receivable and liability at June 30, 2005 was approximately $3.7 million, which represents the Company’s best estimate of the outstanding producer liabilities including interest.

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

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the Indenture.  The Company’s Series A Preferred Stock and related agreements also restrict the payment of dividends or distributions to common equity holders through certain conditions.

In October 2004, the Company completed construction of a new headquarters building in Owensboro, Kentucky under a capital lease.  The project, including furnishing the facility, cost approximately $9.0 million.  The project was financed by the issuance of economic development bonds through the Owensboro-Daviess County Industrial Authority.  On February 4, 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of the facility after which ownership of the facility will transfer to Central for a nominal fee.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as Long-Term Debt and current liabilities on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Interest is paid semi-annually in January and July; principal payments began July 1, 2005.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties (including the FERC’s litigation staff) that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested and certified it to the FERC for final action.  The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005.  At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for revenues collected in excess of the settlement rates.  The refunds were made to customers on July 1, 2005.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $33.0 million in 2005.  For the six-month period ended June 30, 2005, the Company’s capital expenditures were $7.5 million.

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

Highstar, the holder of 98.0% of Southern Star’s common stock, provides certain management services to Central and Western Frontier, Southern Star subsidiaries, in exchange for a management fee of $0.9 million per year plus direct expenses.  In anticipation of the pending sale discussed in Note 1, the Company’s management agreement with Highstar will terminate at the earlier of the closing of the pending sale or August 19, 2005.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Central Credit Facility described above, and by accessing capital markets as needed.

Contingencies

On July 29, 2005, Central received notice regarding a threatened civil action under the Kansas Trade Practices Act from J.P. Morgan Trust Company, National Association (Trustee) as trustee of FLI Liquidating Trust for the claims of Reorganized FLI, Inc., as successor in interest to bankrupt Farmland Industries, Inc. (Farmland).  The suit is proposed to be brought by the Trustee against 18 entities, including Williams Gas Pipelines Central, Inc., the legal name of Central prior to Central’s acquisition by AIG Highstar.  The Trustee threatens to allege that, during 2000 and 2001, various gas marketers conspired to falsely report and falsely reported gas prices and engaged in other illegal practices.  During that period, Farmland was a transportation customer of Central, and Central had no other relationship with Farmland.  Central has advised Trustee’s counsel that Central did not buy or sell gas or report gas prices during the relevant period, or at any time since 1993 and that Central had no involvement with any false price reporting.

On July 7, 2005, Highstar agreed to sell its common equity interest in Southern Star to General Electric Capital Corporation, a major global energy investor.  The sale is currently anticipated to be completed in the third quarter of 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt, including current maturities, at June 30, 2005, had a carrying value of $400.0 million and a fair value of $426.7 million.  The weighted-average interest rate of the Company’s long-term debt is 8.21%.  The Company’s $175.0 million (7.375%) and $45.0 million (4.57%) long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2006, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the first quarter.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam).  Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States.  The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs.  Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming.  The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues.  On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction.  These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005.  On May 13, 2005, the Special Master appointed in this case to adjudicate procedural issues and help manage this litigation for the Trial Court Judge, issued a “Report and Recommendations” addressing which defendants should be dismissed.  Central is one of the defendants recommended to be dismissed.  Such recommendation still must be adopted by the Trial Court Judge to be effective.

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

J.P. Morgan Trust Company, National Association, in its Capacity as Trustee of the FLI Liquidating Trust v. Williams Gas Pipelines Central, Inc., et al. (Threatened Litigation)

On July 29, 2005, Central received notice regarding a threatened civil action under the Kansas Trade Practices Act from J.P. Morgan Trust Company, National Association (Trustee) as trustee of FLI Liquidating Trust for the claims of Reorganized FLI, Inc., as successor in interest to bankrupt Farmland Industries, Inc. (Farmland).  The suit is proposed to be brought by the Trustee against 18 entities, including Williams Gas Pipelines Central, Inc., the legal name of Central prior to Central’s acquisition by AIG Highstar.  The Trustee threatens to allege that, during 2000 and 2001, various gas marketers conspired to falsely report and falsely reported gas prices and engaged in other illegal practices.  During that period, Farmland was a transportation customer of Central, and Central had no other relationship with Farmland.  Central has advised Trustee’s counsel that Central did not buy or sell gas or report gas prices during the relevant period, or at any time since 1993 and that Central had no involvement with any false price reporting.  In light of those assertions, on August 4, 2005, Plaintiff’s counsel agreed to forego commencing the threatened litigation as against Central for a one-month period while Plaintiff reassesses its claim.

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

SOUTHERN STAR CENTRAL CORP.
Date: August 5, 2005	By:	/s/ Christopher H. Lee
Christopher H. Lee President and Chief Executive Officer
Date: August 5, 2005	By:	/s/ Michael J. Walsh
Michael J. Walsh Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Christopher H. Lee, Chief Executive Officer of Southern Star Central Corp., and Michael J. Walsh, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.