Form 10-Q
period 2005-09-30
SOUTHERN STAR CENTRAL CORP
filed 2005-11-14
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X

]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2005

or

[

]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-110979

SOUTHERN STAR CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3712210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4700 Highway 56 Owensboro, Kentucky	42301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (270) 852-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes                     No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  100 shares as of November 14, 2005.

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

30

Item 4.

Controls and Procedures

30

PART II – Other Information

Item 1.

Legal Proceedings

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults Upon Senior Securities

32

Item 4.

Submission of Matters to a Vote of Security Holders

32

Item 5.

Other Information

32

Item 6.

Exhibits

32

PART I – FINANCIAL INFORMATION

As described in Note 2 of the accompanying Notes to the Consolidated Financial Statements, as a result of the Acquisition of Southern Star Central Corp. (the Company) by EFS-SSCC Holdings, LLC (Holdings), the unaudited Consolidated Financial Statements included in the Form 10-Q for the quarterly period ended September 30, 2005 have not been reviewed by a registered independent public accounting firm in accordance with the Statements of Auditing Standards (SAS) 100, “Interim Financial Information.” When such review has been completed, the Company intends to amend its Form 10-Q for such quarterly period.

Item 1.  Consolidated Financial Statements and Supplementary Data

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Post-acquisition	Pre-acquisition
	September 30, 2005 (Unaudited)	December 31, 2004

	(In thousands)	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$55,748	$41,702
Receivables:
Trade	14,932	16,078
Kansas Ad Valorem tax reimbursement	3,713	4,217
Income taxes	209	249
Affiliates	-	21
Transportation and exchange gas	5,002	7,287
Other	617	916
Inventories	5,775	5,695
Deferred income taxes	2,162	2,179
Costs recoverable from customers	12,251	13,116
Prepaid expenses	1,437	4,370
Derivative instrument asset - hedges	491	-
Other	6,821	422
Total current assets	109,158	96,252

Property, Plant and Equipment, at cost:
Natural gas transmission plant	507,495	543,376
Other natural gas plant	19,574	16,483
	527,069	559,859
Less – Accumulated depreciation and amortization	(4,190)	(31,784)
Property, plant and equipment, net	522,879	528,075

Other Assets:
Goodwill	324,869	33,990
Costs recoverable from customers	30,445	32,828
Prepaid expenses	1,589	1,801
Derivative instrument asset - hedges	-	213
Other deferred and noncurrent assets	4,132	9,390
Total other assets	361,035	78,222
Total Assets	$993,072	$702,549

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Post-acquisition	Pre-acquisition
	September 30, 2005 (Unaudited)	December 31, 2004

	(In thousands)	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Notes	$7,250	$-
Trade	1,232	1,703
Transportation and exchange gas	5,002	7,287
Other	3,334	3,572
Accrued other taxes	7,800	4,403
Accrued Kansas Ad Valorem tax reimbursement	3,713	4,217
Accrued interest	7,835	8,491
Accrued payroll and employee benefits	17,178	18,676
Provision for rate and regulatory matters	-	3,015
Current maturities of long-term debt	50,000	-
Capitalized lease obligation due in one year	735	730
Other accrued liabilities	11,101	10,759
Total current liabilities	115,180	62,853

Long-Term Debt:
Capitalized lease obligation	7,900	8,270
Other long-term debt	370,378	404,823
Total long-term debt	378,278	413,093

Other Liabilities and Deferred Credits:
Deferred income taxes	15,285	14,112
Postretirement benefits other than pensions	10,338	9,747
Mandatorily redeemable preferred stock	-	51,184
Costs refundable to customers	518	1
Environmental remediation	3,773	4,730
Accrued pension	10,588	14,346
Other	974	1,206
Total other liabilities and deferred credits	41,476	95,326

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding, September 30, 2005; common stock,
$.01 par value, 101.587 shares issued, 79.367 shares outstanding,
December 31, 2004	-	-
Premium on capital stock and other paid-in capital	454,721	128,501
Accumulated other comprehensive income	60	130
Retained earnings	3,357	2,646
Total stockholder’s equity	458,138	131,277
Total Liabilities and Stockholder’s Equity	$993,072	$702,549

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period July 1 through August 11, 2005	For the Three Months Ended September 30, 2004

	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$21,528	$18,024	$34,967
Storage	3,174	2,422	4,822
Other revenue	74	51	308
Total operating revenues	24,776	20,497	40,097

Operating Costs and Expenses:
Operations and maintenance	5,014	4,172	9,476
Administrative and general	4,619	7,953	9,270
Depreciation and amortization	4,008	3,318	7,501
Taxes, other than income taxes	1,728	1,314	2,767
Total operating costs and expenses	15,369	16,757	29,014

Operating Income	9,407	3,740	11,083

Other (Income) Deductions:
Interest expense	4,248	4,698	10,131
Interest income	(201)	(156)	(151)
Miscellaneous other (income) expenses, net	(86)	381	(201)
Total other deductions	3,961	4,923	9,779

Income (Loss) Before Income Taxes	5,446	(1,183)	1,304

Provision for Income Taxes	2,089	53	1,332

Net Income (Loss)	$3,357	$(1,236)	$(28)

Reconciliation of net income (loss) to total comprehensive income:

	For the Period August 12 through September 30, 2005	For the Period July 1 through August 11, 2005	For the Three Months Ended September 30, 2004
Net income (loss)	$3,357	$(1,236)	$(28)
Change in value of interest rate swap	99	7	(419)
Related tax effect	(39)	(2)	165
Total comprehensive income (loss)	$3,417	$(1,231)	$(282)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004

	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$21,528	$100,002	$108,568
Storage	3,174	10,772	11,773
Other revenue	74	394	599
Total operating revenues	24,776	111,168	120,940

Operating Costs and Expenses:
Operations and maintenance	5,014	23,568	27,811
Administrative and general	4,619	25,688	27,381
Depreciation and amortization	4,008	17,299	21,981
Taxes, other than income taxes	1,728	7,573	8,096
Total operating costs and expenses	15,369	74,128	85,269

Operating Income	9,407	37,040	35,671

Other (Income) Deductions:
Interest expense	4,248	25,169	30,485
Interest income	(201)	(719)	(483)
Miscellaneous other (income) expenses, net	(86)	113	(2,271)
Total other deductions	3,961	24,563	27,731

Income Before Income Taxes	5,446	12,477	7,940

Provision for Income Taxes	2,089	7,074	5,589

Net Income	$3,357	$5,403	$2,351

Reconciliation of net income to total comprehensive income:

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004
Net income	$3,357	$5,403	$2,351
Change in value of interest rate swap	99	179	201
Related tax effect	(39)	(69)	(78)
Total comprehensive income	$3,417	$5,513	$2,474

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004

	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$3,357	$5,403	$2,351
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	4,008	17,299	21,981
Deferred income taxes	2,084	6,723	5,570
Gain on sale of PPE	-	2	-
Provision for dividends on mandatorily redeemable preferred stock	-	4,065	5,325
Changes in operating assets and liabilities:
Receivables	5,667	(4,182)	38,874
Inventories	40	(120)	(119)
Other current assets	575	2,176	1,450
Payables and accrued liabilities	(568)	(704)	(47,757)
Other, including changes in noncurrent assets and liabilities	(2,019)	3,144	(371)
Net cash provided by operating activities	13,144	33,806	27,304

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(1,926)	(13,610)	(21,308)
Proceeds from sales and salvage values, net of costs of removal	5	(759)	(1,231)
Advances to affiliates, net	-	-	247
Net cash used in investing activities	(1,921)	(14,369)	(22,292)

FINANCING ACTIVITIES:
Common dividends/return of capital	-	(13,867)	(25,000)
Proceeds from debt issuance	-	5,000	-
Debt retirements	-	(5,000)	-
Capital lease payments	-	(365)	-
Mandatorily redeemable preferred stock dividends	-	(2,282)	(2,365)
Debt issuance costs	-	(100)	(689)
Net cash used in financing activities	-	(16,614)	(28,054)

Increase (decrease) in cash and cash equivalents	11,223	2,823	(23,042)

Cash and cash equivalents at beginning of period	44,525	41,702	65,887

Cash and cash equivalents at end of period	$55,748	$44,525	$42,845

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$(21)	$26,234	$25,158
Income tax, net	291	25	25

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Southern Star

On August 11, 2005, General Electric Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their ownership of Holdings, acquired all of the outstanding capital stock of Southern Star Central Corp. (Southern Star) owned by AIG Highstar Capital L.P. (Highstar) for an estimated purchase price of $454.7 million, which includes $389.1 million in cash, plus the assumption of $467.9 million in long-term debt, including current maturities and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star (Acquisition).

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its subsidiaries.

Central

Southern Star is the parent company of Southern Star Central Gas Pipeline, Inc. (Central), its only operating subsidiary and the sole source of its operating revenues and cash flows.  Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming.  The system serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main service areas.

As of September 30, 2005, Central’s system had a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines with 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves.  At September 30, 2005, Central had transportation customer contracts with approximately 127 shippers.  Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, and natural gas marketers and producers.  Central transports natural gas to approximately 580 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2.  Basis of Presentation

The Acquisition of Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”  The purchase price has been “pushed down” and allocated to the assets and liabilities of the Company.  Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting.  The Company’s Consolidated Statements of Operations and Cash Flows for the period ending August 11, 2005 and the Consolidated Balance Sheet as of December 31, 2004 reflect the operations of the Company prior to the Acquisition.  Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and Securities and Exchange Commission regulations.  These interim consolidated financial statements are unaudited, with the exception of the accompanying Consolidated Balance Sheet as of December 31, 2004 which is derived from the audited financial statements.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.  These consolidated financial statements should be read in conjunction with Southern Star’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  Results of operations for the period ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005.

As a result of the Acquisition, these interim consolidated financial statements have not been reviewed by a registered independent public accounting firm in accordance with SAS 100, as required by Rule 10-01(d) of Regulation S-X of the Securities Exchange Act of 1934, as amended.  In light of the absence of the required SAS 100 review for the third quarter of fiscal year 2005, the Section 906 certifications required by 18 U.S.C. §1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.  When such reviews have been completed, the Company intends to amend its Form 10-Q for such quarterly period.

3.  Acquisition

On August 11, 2005, GE and CDP, through their ownership of Holdings, acquired all of the outstanding capital stock of Southern Star owned by Highstar for $389.1 million in cash, including a preliminary working capital settlement, plus the assumption of $413.5 million of long-term debt, including current maturities, and $54.4 million of Series A Preferred Stock. The stock of the Company was immediately recapitalized and the Series A Preferred Stock, which was owned by a GE affiliate, was converted to common.  See Note 6 for further discussion of the recapitalization.

The total preliminary purchase price is estimated to be $454.7 million, including the $389.1 million paid in cash and estimated Acquisition costs of $1.1 million.  The purchase price is further subject to a final working capital adjustment.  Additionally, a GE affiliate contributed all of Southern Star’s Series A Preferred Stock and its 2% common stock ownership to Holdings at a total market value of $64.5 million.

The preliminary purchase price allocation is reflected on the accompanying Consolidated Balance Sheet as of September 30, 2005.  The Acquisition adjustments indicated below include costs related solely to the Acquisition by Holdings.  The purchase price allocation is preliminary and will continue to be adjusted as final costs and accounting effects are determined.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition (expressed in thousands):

Cash and cash equivalents	$44,525
Receivables	52,747
Inventories	5,815
Other current assets	13,520
Regulatory assets - current	14,630
Property, plant and equipment	520,851
Regulatory assets - noncurrent	31,093
Other assets	5,778
Current maturities of long-term debt	(50,000)
Capitalized lease obligation due in one year	(735)
Current liabilities - other	(85,793)
Long-term debt	(370,547)
Capitalized lease obligation	(7,900)
Regulatory liabilities - noncurrent	(410)
Deferred tax liability	(15,249)
Other long-term liabilities	(28,473)
Goodwill	324,869
Net purchase price, including related Acquisition costs	$454,721

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. Acquisition costs exceeded the fair value of the Company’s net assets and liabilities by approximately $324.9 million.  This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Under the terms of the Acquisition agreement, Highstar will generally be liable for the net current taxes through the Acquisition date.

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central.  Pursuant to the agreements, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and have been recorded in administrative and general expenses on the accompanying Pre-acquisition Statements of Operations.  These agreements also require payments totaling $9.3 million to those employees over the next five years, unless the employee is terminated for cause, as defined in the agreements.  The Company is accruing the expenses associated with these payments ratably over the period services are being provided.

The only continuing impacts of the Acquisition on the Company’s results of operations would be the retention agreements discussed above, the amortization of the premium recorded on the 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes), and the elimination of related amortization of debt discount and expense.  See Note 5 for further discussion.

4.  Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly owned.  All material intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

Deferred income taxes are recorded under the liability method and are provided on all temporary differences in book and tax bases of assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount reported on the accompanying consolidated financial statements and notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Recent Accounting Standards

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized.  The Order will be effective January 1, 2006.  Amounts capitalized in periods prior to that date will be permitted to remain as recorded.   The Company does not expect the effects of the Order to have a material impact on its financial position, results of operations, or cash flows.  Based on estimates, the Company expects that the Order will result in a shift of approximately $0.9 million from capital to expense in 2006.

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” Central has recorded no liabilities for the retirement of its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable. In March 2005, the Financial Accounting Standards Board (FASB) released Interpretation (FIN) 47 “Accounting for Conditional Asset Retirement Obligations” that provided further guidance in the application of SFAS 143.  The Company is currently reviewing the potential impact of the Interpretation, which will be effective for fiscal years ending after December 15, 2005.

5.  Financing

Southern Star has outstanding $180.0 million of 8.5% Notes.  Interest on the 8.5% Notes is payable semi-annually in February and August.

As a result of the Acquisition, the 8.5% Notes were calculated at fair value and a premium of $15.4 million, net of amortization, was recorded in Long-Term Debt on the accompanying Post-acquisition Consolidated Balance Sheet.  This premium is being amortized over the remaining life of the 8.5% Notes.  Associated unamortized debt issuance expenses were valued at zero on the accompanying Post-acquisition Consolidated Balance Sheet.

Also, as a result of the Acquisition, pursuant to the 8.5% Notes indenture, Southern Star made an offer to repurchase the aggregate principal amount of the 8.5% Notes issued by Southern Star.  Each holder of the 8.5% Notes had the right to require Southern Star to repurchase all or any part of such holder’s 8.5% Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.  The Company’s offer to repurchase expired with no notes tendered and accepted for payment.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006.   The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported as a Derivative instrument asset-hedges and as Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.  In May 2005, Central repaid $5.0 million of the term loan.  However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central.  The interest rate swap on the $5.0 million converts the interest on that portion of the loan to a 5.85% fixed rate effective July 12, 2005.

The Central Credit Facility also included a $10.0 million working capital line that Central could have drawn down to meet working capital needs.  No amounts were drawn on the working capital line.  Central allowed this working capital line to expire on August 5, 2005.

Central has outstanding $175.0 million of 7.375% Senior Secured Notes due November 15, 2006 (7.375% Notes).  The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness.  Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are senior secured obligations of Central.

In February 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of a new headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as Long-Term Debt and Current Liabilities on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Principal and interest are paid semi-annually in January and July.   Principal payments began July 1, 2005.

In connection with the Acquisition, Southern Star issued a promissory note to Highstar in the aggregate principal amount of approximately $7.3 million.  The promissory note is non-interest bearing and is payable on May 1, 2006 or, if earlier, the occurrence of certain restricted payments under the 8.5% Notes indenture or refinancing of indebtedness by Southern Star or its subsidiaries.  The promissory note is classified in Current Liabilities on the accompanying Consolidated Balance Sheets.

As of September 30, 2005, the Company is in compliance with the covenants of all outstanding debt instruments.

6.  Recapitalization of Stock

In connection with the Acquisition, Southern Star entered into a Recapitalization Agreement with Holdings.  Pursuant to the Recapitalization Agreement, Holdings surrendered to Southern Star for cancellation all of the Series A Preferred Stock, and all rights therein, of Southern Star in exchange for the reissuance of 20.633 treasury common shares to Holdings.  The remaining 1.587 treasury common shares were cancelled pursuant to the Recapitalization Agreement.  As a result of the recapitalization, the book value of the Series A Preferred Stock and all accrued dividends at the date of Acquisition were transferred to Premium on capital stock and other paid-in capital on the accompanying Post-acquisition Consolidated Balance Sheet.

In connection with the Recapitalization Agreement, Southern Star amended and restated its Certificate of Incorporation to eliminate all authorized preferred stock and reduce the authorized number of shares of capital stock to 100 shares of common stock.  Southern Star has issued all 100 shares of common stock to Holdings.  The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on August 11, 2005.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties, including the FERC’s litigation staff, that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested; and certified it to the FERC for final action.  The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005.  The refunds of $5.5 million, including interest, were made to customers on July 1, 2005.

Kansas Ad Valorem Tax Reimbursement

In 1997, the FERC issued an Order in Docket No. RP97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursement for the period from October 4, 1983 through June 28, 1988, plus accrued interest.  Since that date, Central has participated in a number of proceedings regarding settlements with various parties and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled.  Settlements had been reached with a majority of the parties by December 31, 2004.

As a result of various settlements, Central received approximately $38.2 million and distributed approximately $41.0 million to customers during 2004.  No reimbursements have been made in 2005.  The amount of the receivable and liability at September 30, 2005 was approximately $3.7 million, which represents the Company’s best estimate of the outstanding producer liabilities, including interest.

Environmental and Safety Matters

Environmental

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs.  In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced.  At September 30, 2005, Central had accrued a liability of approximately $4.8 million representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years.

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

Pipeline Safety

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty (Notice) from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas.  The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi.  The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours.  The DOT has recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures.  Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests.  Central responded to the DOT appealing the assessed civil penalty.  The proposed penalty was recorded as Miscellaneous other expenses on the accompanying Pre-acquisition Consolidated Statements of Operations.

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

Summary of Commitments and Contingencies

In connection with the purchase of Central by the Company from The Williams Companies, Inc. (Williams) in 2002, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Price Litigation.  Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements and to cooperate in general with Central in the preparation of its defense.

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

8.  Dividends and Related Restrictions

The Company’s 8.5% Notes indenture contains restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.  The promissory note to Highstar also restricts dividend payments until the note is paid.

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

Components of the Company’s net periodic postretirement benefits expense are as follows (expressed in thousands):

	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004

Service cost	$76	$339	$577
Interest cost	259	1,155	1,938
Expected return on plan assets	(247)	(1,103)	(1,170)
Recognized actuarial (gain) loss	(79)	(355)	17
Regulatory (asset accrual) recovery of costs	(19)	689	2,131
Net periodic postretirement benefits expense	$(10)	$725	$3,493

In addition, the Company reduced expense in the first quarter of 2005 by $0.4 million to reflect the new level of cost recovery related to pensions and other postretirement benefits resulting from the rate proceeding.

The Company contributed to this plan $0.7 million in the first nine months of 2005, all of which was contributed prior to August 11, 2005.

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

The reduction in the Company’s accumulated postretirement benefit obligation due to the subsidy is $1.9 million for non-union members and $4.9 million for union members for a total reduction of      $6.8 million.  In addition, the 2005 net periodic postretirement benefit cost is reduced from approximately $1.1 million to approximately zero as a result of this recognition.

Retirement Plan

Pension expense for the Company’s pension plans for the post-acquisition period ended September 30, 2005, the period ended August 11, 2005, and the nine months ended September 30, 2004 was $1.0 million, $3.9 million and $3.3 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004
Service cost	$202	$899	$1,031
Interest cost	304	1,357	1,781
Expected return on plan assets	(197)	(877)	(1,050)
Amortization of net loss	5	23	-
Employee transfers	-	(105)	-
Settlement recognition	77	345	-
Regulatory recovery of costs	319	1,066	383
Net periodic pension expense	$710	$2,708	$2,145

Non-Union Retirement Plan
	Post-acquisition	Pre-acquisition

	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005	For the Nine Months Ended September 30, 2004
Service cost	$301	$1,342	$1,432
Interest cost	42	185	113
Expected return on plan assets	(46)	(204)	(116)
Amortization of net loss	8	37	16
Employee transfers	-	105	-
Regulatory (asset accrual) recovery of cost	24	(301)	(307)
Net periodic pension expense	$329	$1,164	$1,138

The Company made contributions to the pension plans in the post-acquisition period ended September 30, 2005 and the period ended August 11, 2005 of $3.1 million and $3.2 million, respectively.

10.  Related Party Transactions

In connection with the Acquisition, the Management Agreement, dated as of April 26, 2004 (Management Agreement), among Highstar, Central and Western Frontier Company, L.L.C., a wholly owned subsidiary of Southern Star (Western Frontier), was terminated effective as of the Acquisition date on August 11, 2005.  Pursuant to the Management Agreement, Highstar provided general management services to Central and Western Frontier with respect to the assets, conduct of business and management of operations of Central and Western Frontier.  No penalty was incurred in connection with the termination of the Management Agreement.

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE.  Pursuant to the Operating Services Agreement, EFS Services, LLC will provide certain consulting services to Central and Western Frontier for a service fee of approximately $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services.  The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.  In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement (Services Agreement) with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings.  Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services, however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

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

General

The Acquisition

On August 11, 2005, General Electric Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their ownership of EFS-SSCC Holdings, LLC (Holdings), acquired all of the outstanding capital stock of Southern Star Central Corp. (Southern Star) owned by AIG Highstar Capital L.P. (Highstar) for a purchase price  of $389.1 million in cash, including a preliminary working capital settlement, plus the assumption of $467.9 million in long-term debt, including current maturities and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star (Acquisition).

The Company expects to continue its operations under its current management on a stand-alone basis and does not expect the change in ownership to have a material impact on its future financial results.

The Business

Southern Star is the parent company of Southern Star Central Gas Pipeline, Inc. (Central), its only operating subsidiary and the sole source of its operating revenues and cash flows.  Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest.  Its primary customers are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas.  As such, its rates, facilities and services are regulated by the Federal Energy Regulatory Commission (FERC).  Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service.  Short-term contracts are minimal, and the majority of Central’s business is conducted under long-term contracts, the lives of which range from one to 31 years.  Total average remaining contract life on a volume-weighted basis at September 30, 2005 was approximately five years.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition from other gas pipelines.  Central’s access to multiple sources of natural gas supply and its unique storage capabilities within its major market areas are strengths that aid in limiting its downside risks.  The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced flexible on-system storage.

Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms.  Central and Missouri Gas Energy, one of Central’s major customers, have entered into a Letter of Intent to extend the life of its contracts set to expire in 2006, 2008 and 2010.  Central expects to execute the extensions prior to October 1, 2006.  On April 30, 2004, the Company filed for an increase in rates with the FERC, which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  The settlement became final as of May 19, 2005, and refunds were made to customers on July 1, 2005.  For further discussion see “Liquidity and Capital Resources” below.  Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations.

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

Basis of Presentation and Acquisition Accounting

The Acquisition was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.”

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. Acquisition costs exceeded the fair value of the Company’s net assets and liabilities by approximately $324.9 million.  This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

Results of Operations

Results of operations for all periods presented include the operations of Central, the only operating subsidiary of Southern Star.  All periods include the application of purchase accounting.  The period January 1, 2004 through August 11, 2005, reflects the impact of the 2002 acquisition by Highstar, while periods subsequent to that date reflect the Acquisition by Holdings.  Therefore, the periods are not comparable.  However, for the purpose of comparing operations for the periods ended 2005 and 2004, the pre-acquisition and post-acquisition periods in 2005 have been combined in the discussions below.  Pro forma results of operations are not presented, as the only continuing impacts of the Acquisition on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

	Three Months Ended
	Combined September 30, 2005	September 30, 2004
	(In thousands)

Operating revenues	$45,273	$40,097
Operations and maintenance	9,186	9,476
Administrative and general	12,572	9,270
Depreciation and amortization	7,326	7,501
Taxes, other than income taxes	3,042	2,767
Operating income	13,147	11,083

Other (Income) Deductions:
Interest expense	8,946	10,131
Interest income	(357)	(151)
Miscellaneous other (income) expenses, net	295	(201)
Total Other Deductions	8,884	9,779
Income before income taxes	4,263	1,304
Provision for income taxes	2,142	1,332
Net Income (Loss)	$2,121	$(28)

Comparison of the Three Months Ended September 30, 2005 and 2004

Operating revenues were $45.3 million for the three months ended September 30, 2005, a $5.2 million, or 12.9%, increase from the same period in the prior year.  This increase is primarily due to the Company’s Southwest Missouri Expansion, which was placed in service on September 1, 2004 and increased revenues resulting from the RP04-276 rate proceeding, which became effective, subject to refund, on November 1, 2004.  The increase in revenues was partially offset by the discontinuation of Gas Research Institute (GRI) funding beginning with the Company’s August 2004 billings.  GRI funding represents costs flowed through to customers; the associated revenues are offset by operating expenses.

Operations and maintenance expenses for the 2005 period decreased by $0.3 million, or 3.1%, to $9.2 from $9.5 million for the prior year period, principally due to higher spending for maintenance projects in 2004.

Administrative and general expenses were $12.6 million and $9.3 million for the three months ended September 30, 2005 and 2004, respectively, an increase of $3.3 million or 35.6%.  The increase is primarily due to the $3.2 million of initial payments for the employee retention agreements discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Depreciation expense was $7.3 million for the third quarter 2005 as compared to $7.5 million for the same period in 2004, a decrease of $0.2 million, or 2.3%.  The decrease is primarily attributable to the RP04-276 rate proceeding that resulted in a lower depreciation rate on transmission assets.

Taxes other than income taxes increased by $0.2 million, or 9.9%, to $3.0 million for the three months ended September 30, 2005 from $2.8 million for the same period in 2004.  The increase is mainly the result of higher estimates for state property tax assessments in the current year as compared to last year primarily resulting from higher revenues discussed above.

Interest expense was $8.9 million for the most recent quarter as compared to $10.1 million for the same quarter in 2004, a $1.2 million, or 11.7%, decrease.  The decrease was primarily attributable to lower Series A Preferred Stock dividend expense due to the recapitalization of the Company’s stock in August 2005 as discussed in Note 6 of the accompanying Notes to the Consolidated Financial Statements.

Interest income increased by $0.2 million to $0.4 million for the three months ended September 30, 2005 from the same period in 2004 due to higher cash balances and interest rates in the current year.

Miscellaneous other expenses were $0.3 million for the three months ended September 30, 2005 compared to $0.2 million of miscellaneous other income for the three months ended September 30, 2004.  During the current quarter, the Company recorded a $0.4 million liability for the Notice of Probable Violation and Proposed Civil Penalty from the Department of Transportation (DOT) as discussed in Note 7 of the accompanying Notes to the Consolidated Financial Statements.

The provision for income taxes was $2.1 million for the third quarter of 2005, an increase of $0.8 million, or 60.8%, from the comparable period in 2004, commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s Series A Preferred Stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period is 41.8% as compared to 40.8% in the prior year period.

	Nine Months Ended
	Combined September 30, 2005	September 30, 2004
	(In thousands)

Operating revenues	$135,944	$120,940
Operations and maintenance	28,582	27,811
Administrative and general	30,307	27,381
Depreciation and amortization	21,307	21,981
Taxes, other than income taxes	9,301	8,096
Operating income	46,447	35,671

Other (Income) Deductions:
Interest expense	29,417	30,485
Interest income	(920)	(483)
Miscellaneous other (income) expenses, net	27	(2,271)
Total Other Deductions	28,524	27,731
Income before income taxes	17,923	7,940
Provision for income taxes	9,163	5,589
Net Income (Loss)	$8,760	$2,351

Comparison of the Nine  Months Ended September 30, 2005 and 2004

Operating revenues were $135.9 million for the nine months ended September 30, 2005, a $15.0 million, or 12.4%, increase from the same period in the prior year.  This increase is primarily due to the Company’s Southwest Missouri Expansion which was placed in service on September 1, 2004 and increased revenues resulting from the RP04-276 rate proceeding, which became effective, subject to refund, on November 1, 2004.  The increase is partially offset by the discontinuation of GRI funding beginning with the Company’s August 2004 billings.  GRI funding represents costs flowed through to customers; the associated revenues are offset by operating expenses.

Operations and maintenance expenses for the 2005 period increased by $0.8 million, or 2.8%, to $28.6 million from $27.8 million for the prior year period, principally due to increased labor costs.

Administrative and general expenses were $30.3 million and $27.4 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $2.9 million, or 10.7%.  The increase is primarily due to the $3.2 million of initial payments for the employee retention agreements discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements, and an increase of $0.7 million for benefit costs, partially offset by a $0.9 million decrease in the GRI costs discussed above.

Depreciation expense was $21.3 million for nine months ended September 30, 2005, as compared to $22.0 million for the same period in 2004, a decrease of $0.7 million, or 3.1%.  The decrease is primarily attributable to the depreciation adjustment related to RP04-276 rate proceeding that approved a lower depreciation rate on transmission assets.

Taxes other than income taxes increased by $1.2 million, or 14.9%, to $9.3 million for the nine months ended September 30, 2005 from the same period in the prior year.  The increase is primarily due to higher estimates for state property tax assessments in 2005 compared to last year primarily resulting from higher revenues discussed above.

Interest expense was $29.4 million for the most recent nine-month period as compared to $30.5 million for the same nine-month period in 2004, a $1.1 million decrease.  The decrease was primarily attributable to lower Series A Preferred Stock dividend expense due to the recapitalization of the Company’s stock in August 2005 as discussed in Note 6 of the accompanying Notes to the Consolidated Financial Statements.

Interest income increased by $0.4 million to $0.9 million for the nine months ended September 30, 2005 from the same period in the prior year.  The increase is primarily due to higher cash balances and interest rates in the current year.

Miscellaneous other expenses were $0.03 million for the nine months ended September 30, 2005 compared to $2.3 million of miscellaneous other income for the nine months ended September 30, 2004.  In 2004, the Company recorded a $1.8 million reduction to its reserve for settlement of the Kansas Ad Valorem Tax Reimbursement.  In August 2005, the Company recorded a $0.4 million liability for the Notice of Probable Violation and Proposed Civil Penalty from the DOT as discussed in Note 7 of the accompanying Notes to the Consolidated Financial Statements.

The provision for income taxes was $9.2 million for the first nine months of 2005, an increase of $3.6 million, or 63.9%, from the comparable period in 2004, commensurate with higher pre-tax income.  Dividends and other costs associated with Southern Star’s Series A Preferred Stock are not tax deductible.  Excluding these expenses, the Company’s effective tax rate for the current year period was 40.7% as compared to 40.2% in the prior year period.

Liquidity and Capital Resources

The Company expects to fund its capital requirements with cash flows from operating activities, from borrowings under the working capital line described below and by accessing capital markets as needed to support operations and capital expenditures.

As of November 7, 2005, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and B+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors.  Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital.  If Southern Star’s ratings are upgraded, some covenant restrictions will be relaxed under the terms of the 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes) discussed below.

Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $47.0 million and $27.3 million, respectively.  Cash from operating activities was higher in the current year period primarily as a result of an increase in revenues collected pursuant to the RP04-276 rate proceeding and lower 2005 payments for pension and postretirement medical benefits.  The 2004 period also includes a $2.0 million payment to settle the Company’s remaining commitment for the reformation or termination of its natural gas supply contracts and various Kansas Ad Valorem Tax Reimbursement settlements for which the Company made net payments of approximately $1.1 million.  The 2005 period includes $3.2 million of initial payments for the employee retention agreements discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities was $16.3 million in the first nine months of 2005 as compared to $22.3 million in the 2004 period.  The decrease is primarily due to higher capital expenditures in the prior year period due to the Southwest Missouri Expansion project.  Additionally, several 2005 capital projects were delayed in the second quarter due to weather.

Net cash used in financing activities was $16.6 million for the nine months ended September 30, 2005 as compared to $28.1 million for the same period of 2004.   The decrease is primarily due to lower dividend payments to common equity holders in 2005 than in 2004.

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable Series A Preferred Stock to a GE affiliate.  The Series A Preferred Stock, as amended in August 2003, carried a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter.  Cash and Paid In Kind dividends were payable semi-annually in May and November.

In connection with the Acquisition, Southern Star entered into a Recapitalization Agreement with Holdings.  Pursuant to the Recapitalization Agreement, Holdings surrendered to Southern Star for cancellation all of the Series A Preferred Stock, and all rights therein, of Southern Star in exchange for the reissuance of 20.633 treasury common shares to Holdings.  The remaining 1.587 treasury common shares were cancelled pursuant to the Recapitalization Agreement.  As a result of the recapitalization, the book value of the Series A Preferred Stock and all accrued dividends at the date of Acquisition were transferred to Premium on capital stock and other paid-in capital on the accompanying Post-acquisition Consolidated Balance Sheet.

In connection with the Recapitalization Agreement, Southern Star amended and restated its Certificate of Incorporation to eliminate all authorized preferred stock and reduce the authorized number of shares of capital stock to 100 shares of common stock.  Southern Star has issued all 100 shares of common stock to Holdings.  The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on August 11, 2005.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006.   The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%.  The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation.  The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation.  Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swap.  The valuation of the interest rate swap is reported as a Derivative instrument asset-hedges and as Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.  In May 2005, Central repaid $5.0 million of the term loan.  However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central.  The interest rate swap on the $5.0 million converts the interest on that portion of the loan to a 5.85% fixed rate effective July 12, 2005.

The Central Credit Facility also included a $10.0 million working capital line that Central could have drawn down to meet working capital needs.  No amounts were drawn on the working capital line.  Central allowed this working capital line to expire on August 5, 2005.

In connection with the Acquisition, Southern Star issued a promissory note to Highstar in the aggregate principal amount of approximately $7.3 million.  The promissory note is non-interest bearing and is payable on May 1, 2006 or, if earlier, the occurrence of certain restricted payments under the 8.5% Notes indenture or refinancing of indebtedness by Southern Star or its subsidiaries.

Also, as a result of the Acquisition, pursuant to the 8.5% Notes indenture, Southern Star made an offer to repurchase the aggregate principal amount of the 8.5% Notes issued by Southern Star.  Each holder of the 8.5% Notes had the right to require Southern Star to repurchase all or any part of such holder’s 8.5% Notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.  The Company’s offer to repurchase expired with no notes tendered and accepted for payment.

At September 30, 2005, Southern Star was in compliance with the covenants of all outstanding debt instruments.  See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.  The promissory note to Highstar also restricts dividend payments until the note is paid.

In February 2004, Central entered into a 20-year lease with the Owensboro-Daviess County Industrial Authority for use of a new headquarters building.  Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease.  The assets are included in Property, Plant and Equipment as a capital lease and the related obligation is classified as Long-Term Debt and current liabilities on the accompanying Consolidated Balance Sheets.  The overall effective interest rate on the obligation is 6.29%.  Principal and interest are paid semi-annually in January and July.  Principal payments began July 1, 2005.

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

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties, including the FERC’s litigation staff, that would resolve all of the issues set for hearing in the rate proceeding.  Pursuant to the terms of the settlement agreement, the Company expects that the settlement rates would increase Central’s annual revenues by approximately $18.0 million above the revenues collected for the 12 months ended January 31, 2004, which is the 12-month base period used to justify the rate increase.  On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested and certified it to the FERC for final action.  The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005.  At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for revenues collected in excess of the settlement rates.  The refunds were made to customers on July 1, 2005.

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central.  Pursuant to the agreements, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and have been recorded in administrative and general expenses on the accompanying Pre-acquisition Statement of Operations.  These agreements also require payments totaling $9.3 million to those employees over the next five years, unless the employee is terminated for cause, as defined in the agreements.  The Company is accruing the expenses associated with these payments ratably over the period services are being provided.

Other

Contractual Obligations and Commitments

The Company has estimated capital expenditures of $33.0 million in 2005.  For the nine-month period ended September 30, 2005, the Company’s capital expenditures were $16.3 million.

The Company also expects to contribute, in 2005, to its Union and Non-Union Retirement Plans as well as to its Health and Welfare Plan for postretirement medical and death benefits.  The Company’s estimated total contributions in 2005 to its Retirement and Health and Welfare Plans are $7.6 million of which the Company has contributed $7.0 million during the nine months ending September 30, 2005.  See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

In connection with the Acquisition, the Management Agreement, dated as of April 26, 2004 (Management Agreement), among Highstar, Central and Western Frontier Company, L.L.C., a wholly owned subsidiary of Southern Star (Western Frontier), was terminated effective as of the Acquisition date.  Pursuant to the Management Agreement, Highstar provided general management services to Central and Western Frontier with respect to the assets, conduct of business and management of operations of Central and Western Frontier.  No penalty was incurred in connection with the termination of the Management Agreement.

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE.  Pursuant to the Operating Services Agreement, EFS Services, LLC will provide certain consulting services to Central and Western Frontier for a service fee of approximately $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services.  The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.  In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement (Services Agreement) with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings.  Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services, however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Central Credit Facility described above, and by accessing capital markets as needed.

Contingencies

On July 29, 2005, Central received notice regarding a threatened civil action under the Kansas Trade Practices Act from J.P. Morgan Trust Company, National Association (Trustee) as trustee of FLI Liquidating Trust for the claims of Reorganized FLI, Inc., as successor in interest to bankrupt Farmland Industries, Inc. (Farmland).  The suit is proposed to be brought by the Trustee against 18 entities, including Williams Gas Pipelines Central, Inc., the legal name of Central prior to Central’s acquisition by Highstar.  After discussions between the Trustee and Central regarding the issues involved in the lawsuit and Central’s activities, on September 2, 2005, Central received a letter from Trustee’s counsel indicating the Trustee would not join Central as an additional defendant in the civil action (JP Morgan Trust Company v. The Williams Companies, Inc., et al., Case No. 05 CV 1232) against various gas marketers and their parents.

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty (Notice) from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas.  The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi.  The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours.  The DOT has recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures.  Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests.  Central responded to the DOT appealing the assessed civil penalty.  The proposed penalty was recorded as Miscellaneous other expenses on the accompanying Pre-acquisition Consolidated Statements of Operations.

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for information about regulatory, judicial, and business developments that may cause operating and financial uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt.  All interest on long-term debt is fixed in nature.  Long-term debt, including current maturities, at September 30, 2005, had a carrying value of $420.4 million and a fair value of $430.7 million.  The weighted-average interest rate of the Company’s long-term debt is 8.24%.  The Company’s $175.0 million (7.375%) and $50.0 million [$45.0 million (4.57%); $5.0 million (5.85%)] long-term debt issues mature in 2006 and $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $9.0 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the first quarter.

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

J.P. Morgan Trust Company, National Association, in its Capacity as Trustee of the FLI Liquidating Trust v. Williams Gas Pipelines Central, Inc., et al. (Threatened Litigation)

On July 29, 2005, Central received notice regarding a threatened civil action under the Kansas Trade Practices Act from J.P. Morgan Trust Company, National Association (Trustee) as trustee of FLI Liquidating Trust for the claims of Reorganized FLI, Inc., as successor in interest to bankrupt Farmland Industries, Inc. (Farmland).  The suit is proposed to be brought by the Trustee against 18 entities, including Williams Gas Pipelines Central, Inc., the legal name of Central prior to Central’s acquisition by Highstar.  After discussions between the Trustee and Central regarding the issues involved in the lawsuit and Central’s activities, on September 2, 2005, Central received a letter from Trustee’s counsel indicating the Trustee would not join Central as an additional defendant in the civil action (JP Morgan Trust Company v. The Williams Companies, Inc., et al., Case No. 05 CV 1232) against various gas marketers and their parents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)  Exhibits

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32

—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
Date: November 14, 2005	By:	/s/ Jerry L. Morris
Jerry L. Morris President and Chief Executive Officer
Date: November 14, 2005	By:	/s/ Susanne W. Harris
Susanne W. Harris Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.