Form 10-Q/A
period 2005-09-30
SOUTHERN STAR CENTRAL CORP
filed 2006-01-30
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

This amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2005 for Southern Star Central Corp. (the Company) has been filed because the previously filed report had not been reviewed by a registered independent public accounting firm in accordance with the Statements of Auditing Standards (SAS) 100, “Interim Financial Information.”  As a result of the acquisition on August 11, 2005 discussed further in Note 3 of the accompanying Notes to the Consolidated Financial Statements, the Company had a new ownership structure.  Ernst & Young LLP (E&Y), the Company’s independent auditors, determined that one of the new shareholders was a lender to E&Y and that such relationship was inconsistent with applicable auditor independence rules.  At that time E&Y suspended its work with respect to the SAS 100 review procedures pending resolution of the matter.  The lending relationships between the shareholder and E&Y have been terminated and E&Y has determined that its auditor independence as it relates to the Company was not impaired by those relationships; the Company and its Audit Committee concur in E&Y’s assessment.  E&Y subsequently completed its SAS 100 review procedures.

The amendment conforms the Form 10-Q to the Form 10-Q that was previously filed and certified by the Company’s Chief Executive Officer and Chief Financial Officer.  No other changes were made by means of this filing except as discussed in the preceding paragraph.  There are no modifications or updates to the disclosures presented in the original Quarterly Report on Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on November 14, 2005.  References to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 shall refer to the Quarterly Report on Form 10-Q filed on November 14, 2005 as amended by this Form 10-Q/A.

TABLE OF CONTENTS

SOUTHERN STAR CENTRAL CORP.

Page

PART I – Financial Information

Item 1.

Consolidated Financial Statements and Supplementary Data (Unaudited, except

December 31, 2004 Balance Sheet)

Consolidated Balance Sheets

4

Consolidated Statements of Operations

6

Consolidated Statements of Cash Flows

8

Notes to the Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.

Controls and Procedures

31

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the third quarter.

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
32

—Certificate of Jerry L. Morris, President and Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Vice President, Chief Financial Officer, and Treasurer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
Date: January 30, 2006	By:	/s/ Jerry L. Morris
Jerry L. Morris President and Chief Executive Officer
Date: January 30, 2006	By:	/s/ Susanne W. Harris
Susanne W. Harris Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, President and Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Vice President, Chief Financial Officer, and Treasurer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.