Form 10-Q/A
period 2005-09-30
SOUTHERN STAR CENTRAL CORP
filed 2006-02-06
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(AMENDMENT NO. 2)

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

TABLE OF CONTENTS

SOUTHERN STAR CENTRAL CORP.

Page

PART I – Financial Information

Report of Independent Registered Public Accounting Firm

4

Item 1.

Consolidated Financial Statements and Supplementary Data (Unaudited, except

December 31, 2004 Balance Sheet)

Consolidated Balance Sheets

5

Consolidated Statements of Operations

7

Consolidated Statements of Cash Flows

9

Notes to the Consolidated Financial Statements

10

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

31

Item 4.

Controls and Procedures

32

PART II – Other Information

Item 1.

Legal Proceedings

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults Upon Senior Securities

33

Item 4.

Submission of Matters to a Vote of Security Holders

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors

Southern Star Central Corp.

We have reviewed the condensed consolidated balance sheet of Southern Star Central Corp. and subsidiaries (the Company) as of September 30, 2005, the related condensed consolidated statements of operations and cash flows for the period from August 12, 2005 through September 30, 2005 (post-acquisition), the related condensed consolidated statements of operations for the period from July 1, 2005 through August 11, 2005, the period from January 1, 2005 through August 11, 2005 and the three-month and nine-month periods ended September 30, 2004, and the related condensed consolidated statements of cash flows for the period from January 1, 2005 through August 11, 2005 and the nine-month period ended September 30, 2004 (pre-acquisition).  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Star Central Corp. and subsidiaries as of December 31, 2004, and the related statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Louisville, Kentucky

January 30, 2006

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

SOUTHERN STAR CENTRAL CORP.
Date: February 6, 2006	By:	/s/ Jerry L. Morris
Jerry L. Morris President and Chief Executive Officer
Date: February 6, 2006	By:	/s/ Susanne W. Harris
Susanne W. Harris Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, President and Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Vice President, Chief Financial Officer, and Treasurer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.