Form 10-K
period 2005-12-31
SOUTHERN STAR CENTRAL CORP
filed 2006-03-31
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-110979

SOUTHERN STAR CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3712210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Highway 56, Owensboro, Kentucky	42301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (270) 852-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of March 31, 2006.

2005 FORM 10-K

SOUTHERN STAR CENTRAL CORP.

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify some of the statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	future utilization of pipeline capacity, which can depend on energy prices and the prices for natural gas available on the Company’s system, competition from other pipelines and alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, adequate supplies of natural gas, the construction or abandonment of natural gas customer facilities, weather conditions and other factors beyond the Company’s control;

•	operational risks and limitations of the Company’s pipeline system and of interconnected pipeline systems;

•	the ability to raise capital and fund capital expenditures in a cost-effective manner;

•	changes in federal, state or local laws and regulations to which the Company is subject, including allowed rates of return and related regulatory matters, regulatory disclosure obligations, the regulation of financial dealings between the Company and its affiliates, and tax, environmental and employment laws and regulations;

•	the ability to manage costs;

•	the ability of the Company’s customers to pay for its services;

•	environmental liabilities that are not covered by an indemnity or insurance;

•	the ability to expand into new markets as well as the ability to maintain existing markets;

•	the ability to obtain governmental and regulatory approval of various expansion projects;

•	the cost and effects of legal and administrative proceedings;

•	the effect of accounting interpretations and changes in accounting policies;

•	restrictive covenants contained in various instruments applicable to the Company and its subsidiaries which may restrict the Company’s ability to pursue its business strategies;

•	changes in general economic, market or business conditions; and

•	economic repercussions from terrorist activities and the government’s response to such terrorist activities.

Other factors and assumptions not identified above, including without limitation, those described under the heading “Risk Factors” below may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

PART I.

Item 1. Business

GENERAL

Southern Star Central Corp.

On August 11, 2005, GE Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their indirect ownership of EFS-SSCC Holdings, LLC (Holdings), acquired all of the outstanding capital stock of Southern Star Central Corp. (Southern Star) owned by AIG Highstar Capital L.P. (Highstar) for $389.1 million in cash, plus the assumption of $467.9 million in long-term debt, including current maturities and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star (Acquisition).

Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc. (Central) is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. Southern Star also owns the development rights for the Western Frontier project, which could be developed in the future.

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a regulated natural gas pipeline system, including facilities for natural gas transmission and natural gas storage with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states including major metropolitan areas in Kansas and Missouri, its main market areas. As of December 31, 2005, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.

The pipeline system has a mainline that extends from gas-producing regions in Kansas, Oklahoma, Wyoming and Texas to Central’s major markets in Kansas and Missouri. Many segments of the pipeline have bi-directional flow capability. This flexibility allows Central to respond to regional supply and demand fundamentals and to optimize the utilization of Central’s pipeline infrastructure. The pipeline system has direct access to major supply basins in Kansas, Oklahoma, Texas, Colorado and Wyoming and has approximately 20 receipt and/or delivery points with major interstate and intrastate pipelines giving customers access to other supply basins and markets.

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf/day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2005, 95% of Southern Star’s operating revenues were obtained through monthly firm reservation charges (“rent” charges under firm contracts) and 5% through commodity charges (“usage” charges based on volumes actually transported under firm and interruptible contracts).

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2005, Central had transportation contracts with approximately 128 shippers. Central transports natural gas to approximately 586 delivery points, including regulated natural gas distribution companies, municipalities, power plants, interstate and intrastate pipelines and large and small industrial and commercial customers. The majority of Central’s business is conducted under long-term contracts with various expiration dates ranging from one to 31 years. At December 31, 2005, the average remaining contract life on a volume-weighted basis was approximately seven years.

For the year ended December 31, 2005, approximately 87% of Southern Star’s total operating revenues were generated from long-term contracts with its top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy (MGE), a division of Southern Union Company (approximately 31%), and Kansas Gas Service Company (KGS), a division of ONEOK, Inc. (approximately 28%), accounted for approximately 59% of operating revenues for the year ended December 31, 2005. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. No other customer accounted for more than 10% of the Company’s revenues in 2005.

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

Pipeline Operations

The system receives natural gas supplies from the major production areas of the Kansas Hugoton region, Oklahoma producing region, Wyoming Rocky Mountain region and Texas panhandle producing region. The Kansas Hugoton region is a mature basin with substantial reserves. The Company expects that gradual production declines in this area will be offset by new supplies from other regions, particularly the Rocky Mountain region. The Company believes that the Rocky Mountain region has substantial potential for future drilling and production. Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, generally operates at full capacity. The Company believes that the strategic location of its pipeline system will continue to provide access to abundant natural gas supplies in the future.

The system has 20 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins. Of the 20 interconnects, seven are delivery points; seven are receipt points; and six are bi-directional (both receipt and delivery) points. The large number and geographic diversity of interconnects provide Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect. These interconnects allow the interaction of Central’s system with a substantial portion of the midwestern natural gas market, as well as access to major domestic pricing hubs.

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

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

	Trillion British thermal units (TBtu) per day
	2005	2004	2003
Transportation Volumes:
Market area	0.6	0.5	0.5
Production area	0.2	0.2	0.3
Production market interface	0.5	0.4	0.5

This compares to Central’s average daily firm reserved capacity indicated below:

	TBtu per day
	2005	2004	2003
Reserved Capacity:
Market area	1.9	1.9	1.9
Production area	0.4	0.5	0.4
Production market interface	0.8	0.8	0.9

In addition, Central’s firm storage deliverability capacity has been 1.2 TBtu/day for each of these three years.

Storage Operations

Central’s storage facilities are strategically located in close proximity to its key markets. Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate working natural gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day.

Central’s storage services are a key component of its service offerings. During periods of peak demand, approximately 50% of the natural gas delivered to customers is supplied from Central’s storage fields. Central’s customers inject natural gas into these fields in warm months, when natural gas demand is often lower, and withdraw natural gas during colder, peak demand months. Storage also provides flexibility to manage weather sensitive loads, such as residential heating, with no disruption in service. Storage capacity enables Central’s system to operate uniformly and efficiently throughout the year as well as allowing it to offer storage services in addition to its transportation services. Central is the only interstate natural gas pipeline serving major metropolitan areas in its main market area that offers customers integrated on-system storage and transportation services.

Services

Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service allows customers to pull their gas from storage with little or no notice and requires Central to reserve a specified amount of capacity for those customers. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of the gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 67% of the Company’s 2005 operating revenues, and as of December 31, 2005, accounted for approximately 75% of Central’s firm market area capacity, 44% of its firm production area capacity and 88% of its firm storage deliverability.

Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point and provides the related administrative functions, such as contracting, scheduling, billing and measuring and allocating natural gas flow into and out of the pipeline, principally on contracts for local natural gas distribution companies, power generators, industrials, marketers and producers. This service accounted for approximately 30% of the Company’s 2005 operating revenues, and as of December 31, 2005, comprised approximately 25% of Central’s firm market area capacity and 56% of its firm production area capacity.

Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system working gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 88% of the firm storage deliverability). The stand alone firm storage service (approximately 12% of firm storage deliverability) and interruptible storage service accounted for approximately 2% of the Company’s operating revenues for the year ended December 31, 2005.

Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to store delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. This service accounted for approximately 1% of the Company’s operating revenues for the year ended December 31, 2005.

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

Recent Market Initiatives

Central actively pursues new markets for its services and the ability to enhance its deliverability to existing customers. In many cases, the customer reimburses Central for the cost of the facilities required to serve these markets. The following is a summary of recent market initiatives:

East Kansas Agri-Energy (EKAE) Ethanol Plant. The operator of the EKAE Ethanol Plant located in Garnett, Kansas reimbursed Central for the cost of facilities designed to deliver approximately 6,000 dekatherms (Dths) per day of gas to serve the operator’s plant requirements. This project was placed in service in 2005.

Board of Public Utilities (BPU) Nearman Power Plant. The operator of the BPU Nearman Power Plant located in Wyandotte County, Kansas reimbursed Central for the cost of facilities designed to deliver approximately 28,800 Dths/day of gas to serve the operator’s plant requirements. This project was placed in service in 2005.

Aquila South Harper Power Plant. The operator of the Aquila South Harper Power Plant located in Cass County, Missouri reimbursed Central for the cost of facilities designed to deliver approximately 105,000 Dths/day of gas to serve the operator’s plant requirements. This project was placed in service in 2005.

Current Market Initiatives

City of Mulvane Delivery Point. The City of Mulvane, Kansas will reimburse Central for the cost of facilities designed to deliver approximately 6,000 Dths/day of the city’s gas requirements. The facilities are expected to be completed in the second quarter of 2006.

Recent Supply Initiatives

Central actively pursues new gas supply connections to its system to provide customers additional supply options and flexibility to meet their demands. In many cases, the operator of the gas supply point reimburses Central for the cost of the facilities required to receive gas into Central’s system. The following is a summary of recent gas supply points Central has added to its system:

Cheyenne Plains Pipeline Interconnect. The operator of the Cheyenne Plains Pipeline Sand Dunes interconnect located in Kiowa County, Kansas reimbursed Central for the cost of facilities designed to receive approximately 400,000 Dths/day of gas into Central’s pipeline system. This project was placed in service in 2005.

Double Eagle Receipt Point. The operator of the Double Eagle receipt point located in Carbon County, Wyoming reimbursed Central for the cost of facilities designed to receive approximately 50,000 Dths/day of gas into Central’s pipeline system. This project was placed in service in the first quarter of 2006.

SemGas Receipt Point. The operator of the SemGas receipt point located in Grant County, Oklahoma reimbursed Central for the cost of facilities designed to receive approximately 10,000 Dths/day of gas into Central’s pipeline system. This project was placed in service in the first quarter of 2006.

Superior Gathering Receipt Point. The operator of the Superior Gathering receipt point located in Logan County, Oklahoma reimbursed Central for the cost of facilities designed to receive approximately 8,000 Dths/day of gas into Central’s pipeline system. This project was placed in service in 2005.

Various Other Receipt Points. During 2005 and 2006, four other receipt point operators in Oklahoma and Kansas reimbursed Central for the cost of facilities designed to receive approximately 6,000 Dths/day of gas into Central’s pipeline system at each receipt point for a combined total of 24,000 Dths/day.

Current Supply Initiatives

Domestic Energy Partners Receipt Point. The operator of the Domestic Energy Partners receipt point located in Wilson County, Kansas will reimburse Central for the cost of facilities designed to receive 50,000 Dths/day of gas into Central’s pipeline system. This point is scheduled to be in service in the first quarter of 2006.

Bluestem Operating Receipt Point. The operator of the Bluestem Operating receipt point located in Wilson County, Kansas will reimburse Central for the cost of facilities designed to receive 15,000 Dths/day of gas into Central’s pipeline system. This project is expected to be in service in the second quarter of 2006.

Various Other Receipt Points. Five other receipt point operators will reimburse Central for the cost of facilities designed to receive approximately 6,000 Dths/day of gas into Central’s pipeline system at each receipt point for a combined total of 30,000 Dths/day. These projects are anticipated to be in service in early 2006.

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

Potential Expansion Projects

Ozark Trails. The Ozark Trails Expansion Project proposes to expand pipeline capacity in certain parts of Kansas and Southwest Missouri. The estimated cost of the project is $9.4 million and the Company expects it will generate revenues of $1.6 million per year. The Company has signed precedent agreements with the customers and has filed an application with respect to the project with the FERC for its approval with an anticipated in-service date of December 1, 2006.

Competition

Central competes primarily with other interstate and intrastate pipelines for the transportation of natural gas, and natural gas competes with other forms of energy available to Central’s customers, including electricity, coal, and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of services. Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas. One of the interstate pipelines is an affiliated company with one of Central’s largest customers, MGE. Central’s primary competitors in these markets are Kansas Pipeline Company and Kinder Morgan Interstate Gas Transmission—Pony Express.

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

Regulation

FERC Regulation. The siting of Central’s pipeline system and its transportation and storage of natural gas in interstate commerce for its customers and certain related customer services is subject to regulation by the FERC under the Natural Gas Act (NGA) of 1938 and under the Natural Gas Policy Act (NGPA) of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required under the NGA. The pipeline’s tariff—a compilation of the pipeline’s rules, and operating and commercial practices which is binding on the pipeline and its customers—is a regulatory document and cannot be modified without public notice and FERC approval.

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

The FERC was recently given additional regulatory authority under the Public Utility Holding Company Act of 2005 (PUHCA 2005). PUHCA 2005 was enacted in August 2005 as part of the Energy Policy Act of 2005 and became effective in February 2006. Among other things, PUHCA 2005 gives the FERC access to the books and records of any holding company or affiliate of an electric or gas utility relevant to the rates of that electric or gas utility or any affiliated natural gas pipeline company subject to the FERC’s jurisdiction (such as Central). The FERC was also given authority to allocate costs within holding company systems, including where a service company is involved, and state utility regulatory authorities were given similar books and records access rights. Because parent companies of the Company may be holding companies for purposes of PUHCA 2005, Central could be affected by this new legislation. The FERC’s regulations implementing PUHCA 2005 are presently subject to rehearing by the FERC, and the FERC’s PUHCA 2005 notification and related filing requirements were stayed by the FERC in a February 27, 2006 Order until 14 days after the FERC issues an Order on the rehearing of its PUHCA 2005 regulations. The FERC has not announced when that Order will be issued.

Rates. Natural gas pipeline companies subject to FERC jurisdiction may from time to time propose revised rates for their services in formal proceedings conducted by the FERC. Pipeline customers, state regulatory commissions and others are permitted to participate in the FERC rate case proceeding. In FERC rate case proceedings, the pipeline’s total cost of service is determined and is then divided among the various quantities and classes of service offered by the pipeline, resulting in a maximum rate for each type of service that the pipeline offers. For bona fide commercial reasons, a pipeline may offer customers discounts from the maximum rate if such discounts will increase the overall volumes shipped by the pipeline. Central provides no-notice service to local natural gas utilities, pursuant to which the utilities have flexible scheduling rights. In most locations, other than the Kansas City and Wichita metropolitan areas previously discussed under “Competition” above, there is presently no competitive pipeline alternative. As a result, Central’s largest customers generally pay the maximum reservation rates for their firm service.

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

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest. This general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties, including the FERC’s litigation staff, that would resolve all of the issues set for hearing in the rate proceeding. On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested; and certified it to the FERC for final action. The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005. At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for amounts collected from customers in excess of settled rates. The refunds of $5.5 million, including interest, were made to customers on July 1, 2005. The terms of the settlement preclude Central from filing another rate case changing settled rates to be effective prior to November 1, 2006 and require it to file a rate case to be effective no later than November 1, 2008. In addition, the terms of the settlement provide for a moratorium on any rate complaints or challenges under Section 5 of the NGA by any party other than the FERC proposing a change to settled rates effective before November 1, 2006.

Recent FERC Regulatory Orders. On November 22, 2004, the FERC issued a notice of inquiry regarding pipeline discounting practices. Comments were filed by all segments of the industry and on May 31, 2005, the FERC reaffirmed its policy on allowing pipelines to selectively discount services and to adjust ratemaking throughput downward in rate cases to reflect discounts given for competitive reasons. Several parties sought rehearing of the May 31 Order, and on November 17, 2005, the FERC denied rehearing of that Order.

On December 8, 2005, the FERC issued an Order announcing final regulations, and certain related filing, accounting, exemption, and waiver requirements under PUHCA 2005, including regulations implementing its new authority to access books and records and concerning cost allocation, as described under the section entitled “FERC Regulation” above. That Order, which is pending rehearing at the FERC, initially proposed to require various filings from holding companies (including a notification filing from each holding company listing all FERC-jurisdictional electric and gas utility affiliates, as well as natural gas pipelines such as Central) on March 10, 2006. However, due to the pendency of a FERC Order on those rehearing requests, the FERC ordered on February 27, 2006 that the notification and related filings would not be due until 14 days following the issuance of the Order on rehearing. The FERC has not announced when that Order will be issued.

Kansas Ad Valorem Tax Reimbursement. In 1997, the FERC issued an Order in Docket No. RP97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursements for the period from October 4, 1983 through June 28, 1988, plus accrued interest. Since that date, Central has participated in a number of proceedings regarding settlements with various parties and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled. Settlements had been reached with a majority of the parties by December 31, 2004.

As a result of the FERC hearing process and various settlements in 2004, Central received approximately $38.2 million, and distributed the same amount to customers pursuant to the Kansas Ad Valorem Tax Reimbursement settlements and FERC Orders. In 2005, Central reduced its Kansas Ad Valorem Tax Reimbursement receivable from producers by $2.9 million, with a corresponding reduction to its liabilities to customers, to remove claims against producers that were not actively being pursued by any party. The amount of the receivable and liability at December 31, 2005 related to remaining claims was approximately $0.7 million and $0.8 million, respectively.

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

In 2002, the Kansas Corporation Commission (KCC) promulgated the Kansas Underground Porosity Gas Storage Regulations to establish natural gas storage regulations for porosity natural gas storage fields located in the state of Kansas. These regulations impose numerous requirements including a geologic and hydro-geologic evaluation of storage fields, monitoring and reporting requirements and periodic inspections and testing of wells. Seven of the eight storage fields Central operates are located in the state of Kansas.

Central was granted “Provisional Operating Permits” for its seven Kansas storage facilities on October 15, 2003. The Provisional Operating Permits were to expire on October 15, 2005; however, Central requested and received extensions for the Provisional Operating Permits from the KCC pending completion of the applications for “Fully Authorized Operating Permits.” The Provisional Operating Permit extensions and Fully Authorized Operating Permit application due dates approved by the KCC are:

Field	Docket #	Fully Authorized Operating Permit Submittal Date	Provisional Operating Permit Extension Date
Elk City	S-013	1/31/2006	10/31/2007
Colony	S-014	4/28/2006	11/30/2007
Piqua	S-016	7/31/2006	1/31/2008
North Welda	S-019	10/31/2006	2/28/2008
So. Welda	S-020	1/31/2007	4/30/2008
McLouth	S-015	4/30/2007	5/31/2008
Alden	S-018	7/31/2007	7/31/2008

The Elk City Gas Storage Field Fully Authorized Operating Permit application was submitted to the KCC on January 31, 2006. Central is preparing the applications for Fully Authorized Operating Permits for the remaining six Kansas storage facilities. Central has identified storage reservoir parameters at six of its Kansas storage fields that require updates to its existing FERC certificates. These updated certificates are being submitted to the FERC for approval as part of obtaining the Fully Authorized Operating Permits for those fields. The FERC certificate application for the Colony Gas Storage Field was filed on January 17, 2006. The information and data for the remaining FERC filings is being compiled. Central anticipates filing the five remaining FERC certificate applications in 2006 and 2007.

The Company anticipates that the Kansas Underground Porosity Gas Storage Regulations will result in increased costs to operate Central’s storage fields; however, based on current information, it does not expect the costs to have a material adverse effect upon earnings. Central’s capital expenditure program and maintenance budget includes estimated expenditures required to comply with these regulations.

Historically, with respect to those capital expenditures required to meet applicable safety standards and regulations, the FERC has granted the requisite rate relief so that, for the most part, such expenditures and a return thereon have been allowed to be recovered, to the extent that Central requests such recovery in a rate case before the FERC. Central has no reason to believe the FERC will change that position. Central believes that compliance with applicable safety requirements is not likely to have a material adverse effect upon its financial condition or results of operation.

Environmental Matters

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency (EPA) has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include National Emission Standards for Hazardous Air Pollutants (NESHAPs) for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call). There is no impact anticipated to Central’s existing operations based on an analysis of these regulations. The EPA has also promulgated a new ambient air quality standard for ozone (i.e. the eight hour standard) which is generally more stringent than the standard it replaces (i.e. the one hour standard). Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight hour ozone standard. Therefore, the new standard does not impact Central’s existing operations at this time.

Central considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors. Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. At December 31, 2005 and 2004, Central had accrued a liability of approximately $4.6 million and $5.7 million, respectively, representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years. Central currently plans to spend an estimated $1.0 million annually to remediate the PCB/mercury contamination. Central recovers approximately the same amount in its current rates each year. Central has environmental insurance, which provides an aggregate $25.0 million in coverage (subject to certain exclusions, limits and deductibles) for certain cleanup and remediation obligations. The policy covers, among other things, up to $10.0 million for costs incurred above the estimated cleanup cost of $8.6 million at the inception of the policy for PCB contamination at 14 compressor stations for a period of five years ending November 15, 2007.

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

Historically, with respect to any capital expenditures required to meet applicable standards and regulations, the FERC has granted the requisite rate relief so that, for the most part, such expenditures and a return thereon have been allowed to be recovered pursuant to a general rate case. Central has no reason to believe the FERC will change that position. Central believes that compliance with applicable environmental requirements is not likely to have a material adverse effect upon its financial condition or results of operations.

Insurance

Central maintains insurance coverage for its pipeline system in such amounts and covering such risks as is typically carried by companies engaged in similar businesses and owning similar properties in the same general areas in which it operates. Central’s insurance program includes general liability insurance, auto insurance, workers’ compensation insurance, non-owned aviation insurance, environmental insurance, all-risk property and business interruption insurance, terrorism insurance, employment practices liability, and excess liability insurance.

Employees

As of December 31, 2005, the Company had 447 employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647 (the Union), covering approximately 185 field employees. This agreement was renegotiated during 2004 for a four-year term to expire July 15, 2008. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years. Southern Star believes that the relationship between Central and the Union is positive. Central provides competitive benefits including medical, 401(k) and pension benefits for all employees.

Reports

Southern Star files annual, quarterly and current reports with the Securities and Exchange Commission (SEC). Southern Star’s SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov and on the Company’s website at www.southernstarcentralcorp.com as soon as reasonably practicable following the time that the documents are filed with or furnished to the SEC. You may also read and copy any document Southern Star files with the SEC at its public reference rooms at 450 Fifth Street, NW, Washington D.C. 20549, and in New York, NY and Chicago, IL. Please call the SEC at (800) 732-0330 for further information on the public reference rooms.

Item 1A. Risk Factors

The Company faces certain risks in conducting its business that may impact the Company’s future results of operations, financial position or cash flows. Major risks that management has identified are as follows:

Changes in Southern Star’s regulatory environment and recent events in the energy markets that are beyond the Company’s control may significantly affect its costs and access to capital markets.

Central’s rates and operations are subject to regulation by Federal regulators as well as the actions of the Federal and state legislatures and, in some respects, state and local regulators. Additionally, because of the volatility of natural gas prices in North America, the bankruptcy filings by certain energy companies and investigations by governmental authorities into energy trading activities, many energy and utility businesses have generally been under an increased amount of scrutiny by the public, state and Federal regulators, the capital markets, government anti-trust agencies and the rating agencies. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years and any further additional changes in regulations or new interpretation of existing regulations may result in increased costs or impede the Company’s ability to access capital markets. In addition, PUHCA 2005, a new statute which expands the FERC’s regulatory authority in connection with certain accounting, disclosure and cost-allocation matters, is now pending rehearing, and the FERC’s administration of this statute cannot be predicted. Should new regulatory requirements with respect to Central’s pipeline system be imposed, the Company could be subject to additional costs that could adversely affect its business, financial condition and results of operations if such costs are deemed unrecoverable in Central’s rates.

Southern Star is subject to numerous environmental and safety laws and regulations that may increase its cost of operations, or expose it to liabilities, which are not recoverable through rates or insurance.

Laws and regulations relating to environmental protection and pipeline safety can result in increased capital expenditures required for compliance, operating costs and other expenditures. These laws and regulations generally subject the Company to inspections and require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. Such environmental laws impose restrictions on the generation, handling, treatment, storage, disposal and transportation of certain materials and wastes. Southern Star cannot predict the initiation, outcome or effect of any action or litigation that may arise from applicable environmental or safety regulations. Existing environmental and safety regulations may be revised or new regulations may be adopted or become applicable to the Company. Revised or additional regulations imposed on the Company, which may result in increased compliance costs or additional operating restrictions, could have a material adverse effect on Southern Star’s business, financial condition and results of operations, particularly if those costs are not fully recoverable from customers. Environmental regulations may also require the Company to install pollution control equipment at, or perform environmental remediation on, its facilities.

In July, 1997, the EPA promulgated a more stringent national ambient air quality standard (NAAQS) for ozone. Subsequently, the EPA issued attainment designations on April 15, 2004, for all areas in the United States with respect to the new ozone standard. These designations are generally based on ambient air data collected during 2001, 2002 and 2003 and state recommendations. None of Southern Star’s compressor stations are located in areas currently designated as ozone nonattainment areas by the EPA. Therefore, the Company believes that the implementation of the new ozone standard (i.e. the 8-hour ozone standard) will not have an impact on Southern Star’s operations at this time. However, the EPA will reevaluate the attainment status of all areas each year based on continued ambient monitoring data and it is not possible to predict whether any areas where Southern Star compressor stations are located could become nonattainment areas in the future.

In addition to compliance issues, the Company may be identified as a responsible party for environmental cleanup at contaminated sites which, in some cases, the Company does not own or operate or has not owned or operated. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Accordingly, in addition to being liable for environmental costs relating to properties it currently owns, the Company may be liable for costs of cleaning up or remediating contamination caused by releases of hazardous substances at properties that the Company does not own or operate or has not owned or operated, or at properties to which hazardous substances were transported.

Furthermore, in certain instances the Company may not be able to obtain all environmental regulatory approvals in the future that are necessary for its business. If there is a delay in obtaining any required environmental regulatory approval, including for future expansion projects, or if the Company fails to obtain, maintain or comply with any such approval, operations at its affected facilities could be temporarily limited or subjected to additional costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Southern Star does not control the rates that it is allowed to charge for its services and those rates may be decreased at any time, thereby decreasing its revenues and operating results.

Central’s rates and the terms and conditions of its transportation and storage services are subject to regulation and approval by the FERC. The FERC regulatory process affords customers and state regulatory commissions the opportunity to take an active role in advising the FERC as to Central’s rates and terms and conditions. Central periodically files general rate cases with the FERC. In 2004, Central filed and settled a general rate case, in which the settlement established, among other things, an allowed rate of return on common equity, an overall rate of return, depreciation rates and a total cost of service. When Central elects to file a general rate case, unfavorable rulings by the FERC could adversely impact its results of operations.

Central’s ability to obtain rate increases in future rate cases in order to maintain its current rate of return depends upon regulatory discretion. Under cost-of-service ratemaking, the amount Central may collect from customers decreases over time as the rate base declines as a result of, among other things, depreciation and amortization. In order to avoid a reduction in the level of the Company’s earnings, Central must maintain or increase its rate base, through projects that maintain or add to its existing pipeline facilities. There can be no assurance that Central will be able to obtain rate increases, recover all costs Central incurs through its rates or continue receiving its current authorized rates. An unfavorable ruling by the FERC could adversely impact the Company’s results of operations.

Under Section 5 of the NGA, on its own motion or based on a complaint filed by a customer of the pipeline or other interested person, the FERC may initiate a proceeding seeking to compel a pipeline to prospectively change any filed rate and, under some circumstances, may seek refunds of previously paid amounts found to be in excess of then-effective FERC-filed rates. If the FERC determines that an existing rate or condition is unjust, unreasonable, unduly discriminatory or preferential, then any rate reduction that is ordered at the conclusion of such a proceeding is generally effective from the date of the order requiring this change. Such an order could have a material adverse effect on the Company’s business, financial condition and results of operations.

Substantial operational risks are involved in operating a natural gas pipeline system that could result in unanticipated expense or financial liability which may be not fully covered by insurance.

There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond the Company’s control. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with the Company’s pipeline facilities (such as may occur if a third party were to perform excavation or construction work near its facilities), and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond the Company’s control. It is also possible that the Company’s infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred, and interruptions to the operation of the Company’s pipeline caused by such an event, could reduce revenues generated by Central and increase expenses, thereby impairing the Company’s ability to meet its obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

Reduction in firm reservation agreements and the demand for interruptible services could cause significant reductions in Southern Star’s revenues and operating results.

For the year ended December 31, 2005, approximately 95% of Central’s firm contracted market area capacity, 98% of its firm contracted production area capacity and 99% of firm contracted storage capacity are under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on Central’s pipeline system could cause a significant decline in its revenues. Central’s results of operations could also be adversely affected by decreased demand for interruptible services.

Decreases in the availability of natural gas supplies could have a significant negative impact on Southern Star’s revenues and results of operations.

The Company’s operating results are dependent upon its customers having access to adequate supplies of natural gas. The Company depends on having access to multiple sources of gas production so that customers can satisfy their total gas requirements and have the opportunity to source gas at the lowest overall delivered cost. Moreover, the Company does not have the ability to operate its pipeline system at full capacity without access to multiple gas sources. The ability of producers to maintain production is dependent on the prevailing market price of natural gas, the exploration and production budgets of the major and independent gas companies, the depletion rate of existing sources, the success of new sources, environmental concerns, regulatory initiatives and other matters beyond the Company’s control. Additionally, some of Central’s customers deliver gas to its pipeline system through other pipelines. Operational failures on those other pipelines, such as reductions in pressure or volume, or interruptions in service due to maintenance activities or unanticipated emergencies, could result in lower volumes of gas being available to Central for transportation. The Company cannot assure that production or supplies of natural gas available to its customers will be maintained at sufficient levels to sustain its expected volume of transportation commitments on its pipeline system or that multiple sources of gas will remain available to provide its customers with access to sufficient low cost supplies. If the availability of natural gas supplies decreases, the Company’s revenues and results of operations could be adversely affected.

Operational limitations of the pipeline system could cause a significant decrease in Southern Star’s revenues and operating results.

In order to satisfy firm transportation commitments, Central’s customers must nominate and schedule, and Central must be able to receive, required volumes of gas in accordance with its contract terms, and must be able to reliably and safely deliver those volumes. Central’s customers’ ability to schedule natural gas transportation to certain locations is constrained by the physical limitations of Central’s pipeline system. These physical limitations can be significant during periods of peak demand because many sections of Central’s pipeline do not have redundant or looped lines and do not have additional available compression. During peak demand periods, failures of compression equipment or pipelines could limit Central’s ability to meet firm commitments and, therefore, limit its ability to collect reservation charges from its customers, which could negatively impact the Company’s revenues.

Due to Southern Star’s lack of asset diversification, adverse developments in Southern Star’s pipeline business could negatively affect its ability to service its debt obligations.

Southern Star relies exclusively on the revenues generated from its pipeline business. Due to Southern Star’s lack of asset diversification, an adverse development in this business could have a significantly greater adverse effect on its business, financial condition and results of operations than if Southern Star maintained more diverse assets.

Department of Transportation regulations may impose significant costs and liabilities on Southern Star.

The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, the Company has developed a pipeline integrity program to conduct pipeline integrity tests on a risk prioritized basis. Depending on the results of these integrity tests and other integrity program activities, the Company could incur significant and unexpected capital and operating expenditures, not included in the Company’s current budgets, in order to conduct remedial activities on its pipeline to ensure its continued safe and reliable operation. Currently, the Company estimates that the cost to perform required assessments and remedial activities during 2006 will be approximately $6.0 million.

Storage limitations may impact Southern Star’s ability to recover its costs.

Central’s storage fields are subject to many of the same operational limitations as its pipeline system. The economical and efficient operation of Central’s storage fields depends on the continuing stability of the underground reservoirs in which the natural gas is stored, which is affected by numerous environmental and geological factors that are beyond Central’s control. Storage gas losses occur as a normal part of underground storage operations and are caused by cumulative measurement inaccuracies, the slow migration of natural gas from a storage field into the surrounding underground areas and other causes associated with storage operations. Central files its cumulative calculated natural gas loss measurements annually with the FERC to recover such natural gas losses from customers. However, if the FERC were to deny recovery of any such losses, it could result in unrecoverable costs for Central.

Decreases in demand for natural gas may reduce Southern Star’s revenues and operating results.

Demand for the Company’s services depends on the ability and willingness of customers with access to its facilities to store on, and deliver natural gas through, Central’s system. Demand for natural gas is dependent upon the impact of weather, industrial and economic conditions, fuel conservation measures, alternative fuel, availability and requirements, market price of gas, fuel taxes, price competition, drilling activity and supply availability, governmental regulation and technological advances in fuel economy and energy generation devices. Any decrease in demand for the Company’s services could result in a significant reduction in its revenues.

Competitive pressures could reduce Southern Star’s revenues and operating results.

Although most of Central’s pipeline system’s current transportation and storage capacity is contracted under long-term firm reservation agreements, the market for the transportation and storage of natural gas is competitive. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as the Company’s pipeline system. Any such new pipelines could offer services that are more desirable to customers because of locations, facilities or other factors. These new pipelines could charge rates or provide service to locations that could result in savings for shippers and producers and thereby force the Company to lower the rates charged for services on its pipeline in order to extend existing service agreements or to attract new customers. New pipeline projects are always possible in the future and proposals are made from time to time. An increase in the availability of competing alternative facilities or services could result in a significant reduction in Southern Star’s revenue.

The Company competes with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. Major competitors include Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission-Pony Express and Panhandle Eastern Pipeline Company. The Company competes with these pipelines in Wichita and Kansas City, Kansas and Kansas City, Missouri. One of the interstate pipelines with which the Company competes is an affiliated company with one of Central’s largest customers, MGE. The Company has the majority of market share in these areas.

Natural gas also competes with other forms of energy available to the Company’s customers, including electricity, coal, hydroelectric power, nuclear power and fuel oil. The impact of competition on the Company could be significantly increased as a result of factors that have the effect of significantly decreasing demand for natural gas in the markets served by the Company’s pipeline, such as competing or alternative forms of energy; adverse economic conditions; weather; higher fuel costs; and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last 25 years and could continue to change over the next several years. These regulatory changes have resulted and will continue to result in increased competition in the pipeline business. In order to meet competitive challenges, the Company will need to adapt the Company’s marketing strategies and the type of transportation services the Company offers to the Company’s customers and to adapt the Company’s pricing and rate responses to competitive forces. The Company is not able to predict the financial consequences of these changes at this time, but they could have a material adverse effect on the Company’s business, financial condition and results of operations.

Southern Star faces known environmental liabilities at several sites and therefore could incur unanticipated cleanup costs not currently covered by the pipeline’s rates or insurance.

The Company has an active program to identify and clean up contamination at its facilities and has either entered or plans to enter into consent orders with the EPA for voluntary cleanup of about 30 compressor sites. As of December 31, 2005, the Company was aware of PCB and/or mercury contamination that requires remediation at 11 of Central’s compressor sites and 530 of its meter sites. In general, the known contamination is limited to soils within the property boundaries of the sites. Southern Star had an accrued liability of $4.6 million as of December 31, 2005, representing the estimate of future cleanup costs to be incurred at these facilities over the next four to five years. However, unanticipated future costs could have a material adverse effect on Southern Star’s financial condition should these costs exceed its estimate, not be recoverable through rates or be uninsured.

Southern Star is dependent on a limited number of customers for a significant percentage of its revenues.

Operating revenues related to transportation and storage contracts with the Company’s ten largest customers accounted for approximately 87% of operating revenue during the year ended December 31, 2005. Approximately 59% of the Company’s operating revenues during the year ended December 31, 2005 were generated from transportation and storage services to its two largest customers, KGS and MGE. The Company has multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest KGS contract by volume extends into 2013 and the largest MGE contract by volume extends into 2013. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in the Company’s revenues and could have a material adverse effect on the Company’s business, financial condition and results of operation.

Southern Star is exposed to the credit risk of its customers in the ordinary course of its business.

Southern Star’s transportation service contracts obligate its customers to pay charges for reservation of capacity, or reservation charges, regardless of whether they transport natural gas on its pipeline system. As a result, its profitability will depend upon the continued financial performance and creditworthiness of its customers rather than just upon the amount of capacity subscribed under service contracts.

Generally, Central’s customers are rated investment grade or are required to make pre-payments, deposits, or provide security to satisfy credit concerns. However, declines in customer creditworthiness could prevent the Company from collecting amounts owed to it and require the Company to incur credit losses.

A substantial portion of the Company’s debt matures in 2006 and is subject to refinancing risk.

Central has in place a secured credit facility with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006. Central also has outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006 (7.375% Notes) which Central has offered to repurchase pursuant to a tender offer and consent solicitation that will expire on April 20, 2006. Southern Star has also offered to purchase all of its outstanding $180.0 million of 8.50% Senior Secured Notes pursuant to a tender offer and consent solicitation that will expire on April 20, 2006. Each tender offer is separately conditioned on a refinancing sufficient to finance the applicable tender offer.

Replacement of Central’s maturing debt and obtaining financing to pay the purchase price for the tender offer, on terms equivalent to, or more favorable than, its current debt instruments are subject to current market conditions including interest rate fluctuations at the time of refinancing. Unfavorable market conditions on the date of refinancing would result in higher interest costs in future periods and may require the Company to enter into covenants that restrict its future operations.

Reductions in the Company’s credit ratings may negatively affect its cost of, and possibly access to, capital.

Any downgrades in Southern Star’s or Central’s credit ratings may increase the Company’s borrowing costs and limit its access to capital. This could significantly limit the Company’s ability to fund its operations or pursue opportunities to expand its pipeline system.

Recent terrorist activities and the potential for military and other actions could adversely affect the Company’s business, financial condition and results of operations.

The continued threat of terrorism and the impact of retaliatory military and other action against the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for the Company’s pipeline services. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities, specifically our nation’s pipeline infrastructure. While the Company is taking steps it believes are appropriate to increase the security of its energy assets, there is no assurance that the Company can completely secure its assets or completely protect them against a terrorist attack, or obtain adequate insurance coverage for such acts at reasonable rates. These developments have subjected the Company’s operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on its business, financial condition and results of operations. In particular, the Company might experience increased capital or operating costs to implement increased security.

The Company’s current debt instruments contain restrictive covenants that may restrict its ability to pursue its business strategies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Ownership of Property

Central’s pipeline system includes approximately 6,000 miles of mainline and branch transmission and storage pipelines, eight storage fields and 39 compressor stations. The system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned in fee by others. Most of these easements and rights-of-way are perpetual in nature and any term leases are effective as long as the appropriate payments are made. Central’s compressor stations with appurtenant facilities are located in whole or in part upon lands owned by Central in fee, or held under the same type of term lease as described above, pursuant to permits issued or approved by public authorities, or pursuant to perpetual easements granted by private landowners. Central’s pipeline, storage and compressor facilities are all subject to FERC certificates, the issuance of which provides Central with eminent domain rights to occupy its right-of-way for certain pipeline-related purposes.

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Authority for use of a headquarters building in Owensboro, Kentucky. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease.

Central also has leases covering office space located in Lenexa, Kansas; Hesston, Kansas; Independence, Kansas; Bartlesville, Oklahoma; Tulsa, Oklahoma; and Woodward, Oklahoma. These leases are not for substantial space and have an aggregate annual rent of approximately $0.2 million.

The Company believes that Central’s properties are adequate and suitable to conduct its ongoing business.

Item 3. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et. al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam). Invoking the False Claims Act, Grynberg alleges that the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming. The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues. On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed in this case to adjudicate procedural issues and help manage this litigation for the Trial Court Judge, issued a “Report and Recommendations” addressing which defendants should be dismissed. Central is one of the defendants recommended to be dismissed. Both Grynberg and a number of the defendants filed objections to the special master’s report, and the parties are now awaiting a ruling by the Court.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal units (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the common stock of the Company. As of December 31, 2005, all of the Company’s common stock was held by one holder of record.

In connection with the Acquisition, Southern Star entered into a Recapitalization Agreement with Holdings. Pursuant to the Recapitalization Agreement, Holdings surrendered to Southern Star for cancellation all of the Series A Preferred Stock of Southern Star, and all rights therein, in exchange for the reissuance of 20.633 treasury common shares to Holdings. The remaining 1.587 treasury common shares were cancelled pursuant to the Recapitalization Agreement.

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

Southern Star has outstanding $180.0 million 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes). The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes indenture is subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture. The Company expects to continue to pay dividends as permitted under the 8.5% Notes indenture.

Item 6. Selected Financial Data

Southern Star was formed on September 11, 2002 but undertook no financial activity until November 16, 2002. Therefore, the financial data presented below for the periods ending prior to November 16, 2002 reflect the operations of Williams Gas Pipelines Central, Inc., the predecessor entity. Financial data presented below for the periods ending after November 16, 2002 through August 11, 2005 reflect the operations of the Company prior to the Acquisition by Holdings. Hence, there are blackline divisions on the selected historical financial data, which are intended to signify that the reporting entities shown are not comparable.

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries

Selected Historical Financial Data

(in thousands)

	Post- acquisition	Pre-acquisition				Predecessor
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period November 16 through December 31, 2002	For the Period January 1 through November 15, 2002	For the Year Ended December 31, 2001
Statement of Operations Data:
Operating Revenues	$70,769	$111,168	$164,332	$158,598	$20,454	$139,504	$158,824
Operating Costs and Expenses:
Operations and maintenance	14,702	23,568	37,508	34,398	3,622	30,349	36,633
Administrative and general	13,809	25,688	37,026	40,989	3,775	35,304	37,481
Depreciation and amortization	10,884	17,299	27,781	29,279	3,758	28,408	32,492
Taxes, other than income taxes	4,745	7,573	10,831	10,994	1,196	8,279	9,820

Total Operating Costs and Expenses	44,140	74,128	113,146	115,660	12,351	102,340	116,426

Operating Income	26,629	37,040	51,186	42,938	8,103	37,164	42,398
Interest Charges (Income):
Interest expense	11,337	25,169	40,856	42,396	3,727	11,710	13,502
Interest income	(737)	(719)	(651)	(705)	(204)	(1,011)	(1,814)
(Gain) Loss on Sale of Assets	—	2	—	—	—	5	(3)
Miscellaneous Other (Income)
Expense, Net	(121)	111	2,401	(3,392)	3,303	2,382	(3,876)

Income Before Income Taxes	16,150	12,477	8,580	4,639	1,277	24,078	34,589
Provision for Income Taxes	6,399	7,074	6,511	4,804	535	13,383	13,761

Net Income (Loss)	$9,751	$5,403	$2,069	$(165)	$742	$10,695	$20,828

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$62,287	$44,525	$41,702	$65,887	$42,408	$9,800	$26
Property, Plant & Equipment, Net	527,707	524,029	528,075	514,891	524,492	621,953	640,721
All Other Assets	426,309	154,588	132,772	167,603	157,465	93,618	184,476

Total Assets	$1,016,303	$723,142	$702,549	$748,381	$724,365	$725,371	$825,223

Capitalization:
Bridge Loan	$—	$—	$—	$—	$200,000	$—	$—
Current Maturities of Long-Term
Debt	225,647	50,735	730	—	—	—	—
Total Long-Term Debt, Net of
Current Portion	202,344	362,777	413,093	404,740	174,664	174,654	174,592
Mandatorily Redeemable Preferred Stock	—	52,760	51,184	48,265	—	—	—
Common Stockholder’s Equity	464,514	122,923	131,277	141,259	225,742	449,248	347,079

Total Capitalization	$892,505	$589,195	$596,284	$594,264	$600,406	$623,902	$521,671

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Historical Financial Data” and the Company’s consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements,” “Risk Factors” and elsewhere in this document.

Comparisons to prior periods have been made for discussion purposes; however, periods prior to August 12, 2005 reflect the financial condition and results of operations of Southern Star prior to its acquisition by EFS-SSCC Holdings, LLC (Holdings), which are not comparable to the post-acquisition periods presented for the Company. Although pre-and post- acquisition periods are not comparable, activity for both periods in 2005 have been combined to provide a basis for discussion. Major differences are noted in the discussions below.

General

The terms “Southern Star” or “the Company” denote Southern Star Central Corp. and its consolidated subsidiaries.

The Acquisition

On August 11, 2005, GE Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their indirect ownership of EFS-SSCC Holdings, LLC (Holdings), acquired all of the outstanding capital stock of Southern Star owned by AIG Highstar Capital L.P. (Highstar) for a purchase price of $389.1 million in cash, including a preliminary working capital settlement, plus the assumption of $467.9 million in long-term debt, including current maturities and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star (Acquisition). Following the Acquisition, the capital stock of the Company was immediately recapitalized and the Series A Preferred Stock was converted into common stock. Southern Star acquired Southern Star Central Gas Pipeline, Inc. (Central), its only operating subsidiary, in 2002.

The Company expects to continue Central’s operations under its current management on a stand-alone basis and does not expect the change in ownership to have a material adverse impact on its future operations.

The Acquisition has been accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” The purchase price of the Acquisition has been “pushed down” and allocated to the assets and liabilities of the Company. The purchase price allocation is preliminary and will continue to be adjusted as final costs are determined and additional information is gathered.

As Central’s rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. Estimated Acquisition costs at December 31, 2005 exceeded the fair value of the Company’s net assets and liabilities by approximately $324.4 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States (GAAP). The financial information contained herein has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

The Business

Southern Star is the parent company of Central, its only operating subsidiary, and the sole source of its operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest. Its primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, its rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 31 years. Total average remaining contract life on a volume-weighted basis at December 31, 2005 was approximately seven years.

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest. The settlement became final as of May 19, 2005 and the total customer refund related to the settlement of $5.5 million was fully paid by Central on July 1, 2005. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff.

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant. As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services. Expansion of its pipeline system or provision of new services generally requires authorization from the FERC. Central’s risks of declining profits or cash flows are primarily related to its ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and its ability to prudently manage its costs. Management expects to continue to manage its operating costs and to renew expiring contracts on favorable terms. Central and Missouri Gas Energy (MGE), one of its major customers, have recently signed agreements extending to 2013 the life of its contracts set to expire in 2006, 2008 and 2010.

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities due to the strategic location of its storage facilities within its major market areas are strengths that aid in limiting its downside risks. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

Southern Star proactively seeks growth opportunities that will further strengthen its financial position and results of operations. As discussed under the section entitled “Business—Recent Supply Initiatives” in Item 1 of this document, the costs incurred by the Company for many of its growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, liquidity, and capital resources is based on its financial statements, which have been prepared in accordance with GAAP. GAAP requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that the Company considers reasonable under the circumstances. The Company evaluates its estimates on an on-going basis. Actual results may differ from these estimates. The Company believes that, of its significant accounting polices, the following may involve a higher degree of judgment or complexity.

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

Revenues Subject to Refund

The FERC regulatory processes and procedures govern, among other matters, Central’s tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted. If the actual refunds differ from the estimated refund liability, revenues would be impacted by the difference between estimated and actual refunds. At June 30, 2005, Central had a payable of $5.5 million, including interest, for revenues collected subject to refund in its RP04-276 rate proceeding. On July 1, 2005, Central refunded $5.5 million to its customers.

Loss Contingencies and Operating Expenses

Management establishes reserves for estimated loss contingencies when assessments determine that a loss is probable and the amount of the loss can be reasonably estimated. Adjustments to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or estimation of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcome. Should the outcome differ from the assumptions and estimates, revisions to estimated reserves for contingent liabilities would be required, which may impact the Company’s results of operations.

Management also estimates its accruals for certain operating expenses, primarily depreciation, employee benefit costs, unbilled professional fees, and ad valorem taxes. The estimates are based on historical experience, management’s assumptions about current period activities, and other information gathered within an accounting period. Actual results could differ from those estimated. Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued. See the accompanying Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies and methods that may include estimates.

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, the only operating subsidiary of Southern Star. All periods include the application of purchase accounting. The period subsequent to August 11, 2005 reflects the impact of the Acquisition by Holdings. For the purpose of comparing operations for the periods ended 2005 and 2004, the pre-acquisition and post-acquisition periods in 2005 have been combined in the discussions below. The combined year ended December 31, 2005 results of operations presented below combines two different bases of accounting, which qualifies as a non-GAAP measure. However, due to the fact that Southern Star’s purchase price allocation considers that Central’s historical book value is equal to fair value, there are no significant differences between the two presentations. As the excess of fair value paid over net book value was allocated to goodwill, which is non-amortizable, there is no impact on results of operations from that allocation. Pro forma results of operations are not presented, as the only continuing impacts of the Acquisition on the Company’s results of operations are related to interest expense; these impacts are noted in the variance discussions below.

	Combined Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
	(In thousands)
Operating revenues	$181,937	$164,332	$158,598
Operations and maintenance	38,270	37,508	34,398
Administrative and general	39,497	37,026	40,989
Depreciation and amortization	28,183	27,781	29,279
Taxes, other than income taxes	12,318	10,831	10,994

Operating income	63,669	51,186	42,938

Other (Income) Deductions:
Interest expense	36,506	40,856	42,396
Interest income	(1,456)	(651)	(705)
Miscellaneous other (income) expenses, net	(8)	2,401	(3,392)

Total Other Deductions	35,042	42,606	38,299

Income before income taxes	28,627	8,580	4,639
Provision for income taxes	13,473	6,511	4,804

Net Income (Loss)	$15,154	$2,069	$(165)

Comparison of the Years Ended December 31, 2005 and 2004

Operating revenues were $181.9 million for the year ended December 31, 2005, a $17.6 million, or 10.7%, increase from the prior year, primarily due to an expansion which was placed in service on September 1, 2004 and increased revenues resulting from the RP04-276 rate proceeding, which became effective, subject to refund, on November 1, 2004. The increase is partially offset by the discontinuation of Gas Research Institute (GRI) funding beginning with the Company’s August 2004 billings. As GRI funding represented costs flowed through to customers, the associated revenues were offset by corresponding operating expenses.

Operations and maintenance expenses increased by $0.8 million, or 2.0%, from $37.5 million for 2004, to $38.3 million for 2005, principally due to increased labor costs. This increase was partially offset by higher 2004 maintenance and repair expenses at the Grabham Compressor Station.

Administrative and general expenses were $39.5 million and $37.0 million, for the years ended December 31, 2005 and 2004, respectively, a $2.5 million, or 6.7% increase. The increase is primarily attributable to $3.9 million in additional salary costs, paid or accrued, associated with employee retention agreements entered into in 2005. The increase was partially offset by lower employee benefits and GRI costs.

Depreciation expense was $28.2 million in 2005 as compared to $27.8 million in 2004, a $0.4 million, or 1.4% increase. The change is primarily attributable to adjustments to decrease depreciation expense related to the retirement of Supervisory, Control and Data Acquisition (SCADA) equipment in the fourth quarter of 2004. The increase was partially offset by a 2005 depreciation adjustment related to the RP04-276 rate settlement that approved a lower depreciation rate on transmission assets.

Taxes other than income taxes increased by $1.5 million, or 13.7%, to $12.3 million for the year ended December 31, 2005. The increase was mainly the result of increases in state property tax assessments after giving effect to the Company’s increase in revenues resulting from its RP04-276 rate proceedings.

Interest expense was $36.5 million for the year ended December 31, 2005 as compared to $40.9 million for 2004, a $4.4 million, or 10.6%, decrease. The decrease is primarily attributable to $3.3 million lower Series A Preferred Stock dividend expense due to the recapitalization of the Company’s stock in August 2005 and the $1.2 million amortization of a premium resulting from the fair valuing of the $180.0 million Senior Secured Notes due August 1, 2010 (8.5% Notes) at the date of the Acquisition. See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s long-term debt.

Interest income increased by $0.8 million, or 123.7%, to $1.5 million for the year ended December 31, 2005. The increase is primarily due to higher cash balances and higher interest rates in 2005 than in 2004.

Miscellaneous other income was minimal in 2005 compared to miscellaneous other expense of $2.4 million in 2004. The change is primarily due to a 2004 reduction of $4.7 million in the carrying value of a segment of the pipeline resulting from its RP04-276 rate proceeding partially offset by a 2004 reduction of $1.8 million in a reserve for settlement of the Kansas Ad Valorem Tax Reimbursement.

The provision for income taxes was $13.5 million for 2005, an increase of $7.0 million, or 106.9%, from $6.5 million in 2004, commensurate with higher pre-tax income. Dividends and other costs associated with Southern Star’s Series A Preferred Stock are not tax deductible. Excluding these costs, the Company’s effective tax rate for 2005 was 40.6% as compared to 39.5% in the prior year.

Comparison of the Years Ended December 31, 2004 and 2003

Operating revenues were $164.3 million for the year ended December 31, 2004, a $5.7 million, or 3.6%, increase from the prior year, primarily due to a pipeline expansion which was placed in service September 1, 2004, increase in demand for park and loan services, and increased revenues resulting from the RP04-276 rate proceeding, which became effective subject to refund on November 1, 2004.

Operations and maintenance expenses for 2004 increased by $3.1 million, or 9.0%, from $34.4 million for the prior year, to $37.5 million for 2004, principally due to scheduled higher spending for maintenance projects and higher operating expenses from one of the Company’s storage fields.

Administrative and general expenses were $37.0 million and $41.0 million, for the years ended December 31, 2004 and 2003, respectively, a $4.0 million, or 9.7%, decrease. The decrease was primarily attributable to costs of $3.7 million in 2003 related to Central’s transition from its previous owner as a result of the Highstar acquisition in 2002.

Depreciation expense was $27.8 million in 2004 as compared to $29.3 million in 2003, a $1.5 million, or 5.1% decrease. The decrease was primarily attributable to adjustments related to the retirement of SCADA equipment in 2004.

Interest expense was $40.9 million for the year ended December 31, 2004 as compared to $42.4 million for 2003, a $1.5 million, or 3.6% decrease. The decrease was primarily attributable to $4.4 million lower amortization of debt expense, offset by $1.3 million of higher interest expense associated with the third quarter

2003 borrowing by Central under its secured credit facility; $0.7 million higher interest expense resulting from the Company’s 2003 refinancing; and $1.0 million higher dividend expense associated with the Company’s Series A Preferred Stock.

Miscellaneous other expense was $2.4 million in 2004 compared to miscellaneous other income of $3.4 million in 2003, a change of $5.8 million. The change was primarily due to a December 2004 reduction of $4.7 million in the carrying value of a segment of the pipeline as a result of its RP04-276 rate proceeding, partially offset by a 2004 reduction of $1.8 million in a reserve for settlement of the Kansas Ad Valorem Tax Reimbursement as compared to a $2.9 million favorable cash settlement in 2003 of a reserve for an abandoned business development project.

The provision for income taxes was $6.5 million for 2004, an increase of $1.7 million from 2003, commensurate with higher pre-tax income. Dividends and other costs associated with Southern Star’s Series A Preferred Stock were not tax deductible. Excluding these costs, the Company’s effective tax rate for the current year period was 39.5% as compared to 41.2% in the prior year.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to satisfy its capital and other liquidity requirements in 2006, including, but not limited to, payment of a first quarter 2006 dividend of $5.8 million, funding the note payable to Highstar as discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements, making final settlement of working capital related to the Acquisition, funding its Ozark Trails Expansion project and other capital expenditures, and refinancing its maturing debt. The Company expects to fund its capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of March 10, 2006, Southern Star had senior secured long-term debt ratings of B1 from Moody’s Investors Service and BB+ from Standard & Poors, and Central had senior secured long-term debt ratings of Ba1 from Moody’s Investors Service and BBB- from Standard & Poors. Any downgrades in these ratings may increase the Company’s borrowing costs or limit its access to capital. If Southern Star’s ratings are upgraded, some covenant restrictions may be relaxed under the terms of the 8.5% Notes discussed below.

Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $65.7 million and $40.9 million, respectively. Cash from operating activities was higher in 2005 primarily as a result of an increase in revenues collected pursuant to the RP04-276 rate proceeding and lower 2005 payments for pension and postretirement medical benefits. The increase in cash activity in 2005 is also due in part to 2004 activity, including $2.0 million to settle the Company’s remaining commitment for the reformation or termination of its natural gas supply contracts and approximately $2.8 million in net payments for various Kansas Ad Valorem Tax Reimbursement settlements, partially offset by $3.2 million of employee retention payments in 2005, as discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $28.5 million and $34.5 million, respectively. Cash used in investing activities was lower in 2005 primarily due to higher capital expenditures in 2004 resulting from an expansion project. The 2004 construction costs associated with the new headquarters building were fully financed by economic development bonds and, therefore, have been excluded from the Statements of Consolidated Cash Flows as non-cash activity.

Net cash used in financing activities was $16.6 million for the year ended December 31, 2005 as compared to $30.5 million for the same period in 2004. Cash used for financing activities was lower in 2005 primarily due to lower dividend payments to common equity holders. The decrease is also due in part to lower dividend payments to the Company’s Series A Preferred Stockholder as result of the recapitalization of the Company’s stock. The Company’s financing activities are further discussed below.

Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $40.9 million and $55.9 million, respectively. Cash from operating activities was lower in 2004 primarily as a result of higher 2004 payments for pension ($7.4 million) and interest ($5.5 million). Cash from operating activities was also lower in 2004 due to cash receipts in 2003 of $6.3 million from The Williams Companies, Inc. (Williams), the owner of Central prior to its 2002 acquisition by Highstar, for its prorated share of ad valorem taxes and $2.5 million from the sale of unused pipe from inventory. The decrease in cash from operating activities in 2004 was partially offset by an increase in revenues primarily resulting from the RP04-276 rate proceeding and an expansion project.

Net cash used in investing activities for the years end December 31, 2004 and 2003 was $34.5 million and $16.4 million, respectively. The increase was primarily due to higher capital expenditures in 2004 and an $8.0 million receipt of a bridge loan security deposit in 2003. The 2004 construction costs associated with the Company’s headquarters building were fully financed by economic development bonds and, therefore, have been excluded from the Statements of Consolidated Cash Flows as non-cash activity.

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

In January 2003, Southern Star issued $50.0 million in mandatorily redeemable Series A Preferred Stock to a GE affiliate. The Series A Preferred Stock carried a 9.25% rate through January 21, 2005, and an 8.25% rate thereafter. Cash and Paid In Kind dividends were payable semi-annually in May and November. In connection with the Acquisition, Southern Star entered into a Recapitalization Agreement with Holdings. Pursuant to the Recapitalization Agreement, Holdings surrendered to Southern Star for cancellation all of the Series A Preferred Stock of Southern Star, and all rights therein, in exchange for the reissuance of 20.633 treasury common shares to Holdings. The remaining 1.587 treasury common shares were cancelled pursuant to the Recapitalization Agreement. As a result of the recapitalization, the book value of the Series A Preferred Stock and all accrued dividends at the date of Acquisition were transferred to Premium on capital stock and other paid-in capital on the accompanying Post-acquisition Consolidated Balance Sheet.

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

The 8.5% Notes are subject to certain covenants that restrict, among other things, the ability of Southern Star or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of dividends and related restrictions.

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star is soliciting consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default. The tender offer and consent solicitation is conditioned upon the receipt of net proceeds of a new debt financing sufficient to finance the tender offer, the tender of at least 90% of the aggregate principal amount of the 8.5% Notes and other customary conditions.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006. The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%. The Central Credit Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation. The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation. In May 2005, Central repaid $5.0 million of the term loan. However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central. The interest rate swap on the $5.0 million converts the interest on that portion of the loan to a 5.85% fixed rate effective July 12, 2005. Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swaps. The valuations of the interest rate swaps are reported as Derivative instrument asset-hedges and as Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Central Credit Facility is secured by certain customer contracts and physical assets of Central. The Central Credit Facility contains certain restrictive covenants, including limitations on mergers, consolidations, and sale of assets by Central, limitations on liens, limitations on incurrence of additional indebtedness, limitations on sale or other disposition of assets, maintenance of a maximum debt to total capitalization ratio, limitations on dividends and other distributions, and maintenance or replacement of material transportation contracts. Events of default include breach of covenants, misrepresentations, default or termination under material transportation contracts, certain cross-defaults, failure of Southern Star and its affiliates to own at least 51% of Central, and Southern Star’s consolidated debt to total capitalization ratio being greater than 70%.

Central has outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006 (7.375% Notes). The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness. Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are senior obligations of Central.

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central is soliciting consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default. The tender offer and consent solicitation is conditioned upon the receipt of net proceeds of a new debt financing sufficient to finance the tender offer, the tender of at least a majority of the aggregate principal amount of the 7.375% Notes and other customary conditions.

Central plans to fund its 2006 debt maturities and the tender offer for the 7.375% Notes by accessing capital markets. If financing is not finalized before the May 1, 2006 maturity of the Central Credit Facility, Central plans to seek an extension of the facility until the refinancing is complete.

In connection with the Acquisition, Southern Star issued a promissory note to Highstar in the aggregate principal amount of approximately $7.3 million. The promissory note is non-interest bearing and is payable on May 1, 2006 or, if earlier, the occurrence of certain restricted payments under the 8.5% Notes indenture or refinancing of indebtedness by Southern Star or its subsidiaries. The promissory note was paid in full by Southern Star subsequent to year end.

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

At December 31, 2005, Southern Star was in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s debt instruments.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.

As a result of various settlements in 2004, Central received approximately $38.2 million, and distributed the same amount to customers pursuant to the Kansas Ad Valorem Tax Reimbursement discussed in Note 7 of the accompanying Notes to the Consolidated Financial Statements. In 2005, Central reduced its Kansas Ad Valorem Tax Reimbursement receivable from producers by $2.9 million with a corresponding reduction to its liabilities to customers, to remove claims against producers that were not actively being pursued by any party. The amount of the receivable and liability at December 31, 2005 related to remaining claims was approximately $0.7 million and $0.8 million, respectively.

A Tax Sharing Agreement has been executed by and among Southern Star and Central. Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest. This general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties, including the FERC’s litigation staff, that would resolve all of the issues set for hearing in the rate proceeding. On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested; and certified it to the FERC for final action. The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005. At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for amounts collected from customers in excess of settled rates. The refunds of $5.5 million, including interest, were made to customers on July 1, 2005. The terms of the settlement preclude Central from filing another rate case changing settled rates to be effective prior to November 1, 2006 and require it to file a rate case to be effective no later than November 1, 2008. In addition, the terms of the settlement provide for a moratorium on any rate complaints or challenges under Section 5 of the NGA by any party other than the FERC proposing a change to settled rates effective before November 1, 2006.

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central. Pursuant to the agreements, in August 2005, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and have been recorded in Administrative and general expenses on the accompanying Consolidated Pre-acquisition Statement of Operations. These agreements also require annual payments to those employees over the next five years, totaling $9.3 million unless the employee is terminated for Cause, as defined in the agreements. The Company is accruing the expenses associated with these payments ratably over the period services are being provided.

Other

Contractual Obligations and Commitments

The table below summarizes the Company’s significant contractual obligations and commitments as of December 31, 2005 and for the years indicated:

Payments Due by Period

(In thousands)

	Long-Term Debt	Capital Leases[1]	Purchase Obligations	Operating Leases	Capital Expenditure Commitments[2]	Total Contractual Obligations
2006	$225,000	$735	$2,794	$205	$1,460	$230,194
2007	—	765	—	157	2,910	3,832
2008	—	690	—	130	1,460	2,280
2009	—	720	—	125	1,460	2,305
2010	180,000	745	—	64	1,460	182,269
After 2010	—	4,980	—	49	1,460	6,489

Total	$405,000	$8,635	$2,794	$730	$10,210	$427,369

(1)	Principal payments on capital lease for the new headquarters building. See discussion in “Liquidity and Capital Resources” above.
(2)	Capital Expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.

The Company has estimated capital expenditures of $39.0 million in 2006 including the Ozark Trails Expansion Project. The estimated cost of the project is $9.4 million. For the year ended December 31, 2005, the Company’s capital expenditures were $28.5 million, excluding expenditures of approximately $0.6 million related to the capital lease on its headquarters building which is being financed under the arrangement described above. In March 2006, the Company signed precedent agreements with customers in regard to the Ozark Trails Expansion Project and filed for FERC approval with an anticipated in-service date of December 1, 2006.

In addition to the contractual obligations and commitments listed above, the Company expects to contribute, in 2006, $8.0 million to its Union and Non-Union Retirement Plans. See Note 10 of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

In connection with the Acquisition, the Management Agreement, dated as of April 26, 2004 (Management Agreement), among Highstar, Central and Western Frontier Company, L.L.C., a wholly owned subsidiary of Southern Star (Western Frontier), was terminated effective as of the Acquisition date on August 11, 2005. Pursuant to the Management Agreement, Highstar provided general management services to Central and Western Frontier with respect to the assets, conduct of business and management of operations of Central and Western Frontier. No penalty was incurred in connection with the termination of the Management Agreement. The Company paid approximately $1.0 million and $1.1 million for management fees and expenses to Highstar during the period January 1 through August 11, 2005 and during the year ended December 31, 2004, respectively. No amounts were paid in 2003.

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. In 2005, the Company paid approximately $0.4 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement (Services Agreement) with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services, however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets as needed.

Contingencies

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT has recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations. After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures and into Central’s gas control alarm systems. Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests. Central responded to the DOT appealing the assessed civil penalty. In addition, Central presented information intended to clarify the facts concerning the subject incident to DOT at an administrative hearing February 2, 2006, at DOT’s Central Region Office in Kansas City, Missouri. A decision as to DOT’s reconsideration of the Notice is pending. The proposed penalty in the August 11, 2005 Notice was recorded as Miscellaneous other expenses on the accompanying Pre-acquisition Consolidated Statements of Operations.

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt. All interest on long-term debt is fixed in nature. Long-term debt, including current maturities, at December 31, 2005, had a carrying value of $419.4 million and a fair value of $424.2 million. The weighted-average interest rate of the Company’s long-term debt, including current maturities, is 8.44%. The Company’s $175.0 million (7.375%) and $50.0 million [$45.0 million (4.57%); $5.0 million (5.85%)] long-term debt issues mature in 2006 and its $180.0 million (8.5%) long-term debt issue matures in 2010.

The Company’s $8.6 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 8. Consolidated Financial Statements and Supplementary Data

The accompanying consolidated financial statements of the Company presented in this annual report on Form 10-K are listed in the index on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 1, 2006.

Name	Age	Position
Jerry L. Morris	50	President and CEO
Susanne W. Harris	47	Vice President, CFO and Treasurer
Beverly H. Griffith	51	Vice President and Secretary
Ghislain Gauthier	52	Director
Robert P. Hadden	44	Director
Kevin P. Walsh	45	Director

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 1, 2006.

Name	Age	Position
Ghislain Gauthier	52	Director
Robert P. Hadden	44	Director
Kevin P. Walsh	45	Director
Jerry L. Morris	50	President and CEO
Robert S. Bahnick	46	Senior Vice President of Operations and Technical Services
Robert W. Carlton	45	Vice President of Human Resources and Administration
Chris W. Ellison	51	Vice President of Operations-Hesston Division
David L. Finley	41	Vice President of Information Technology
Beverly H. Griffith	51	Senior Vice President, General Counsel and Corporate Secretary
James L. Harder II	59	Vice President of Customer Services and Business Development
Susanne W. Harris	47	Vice President, CFO and Treasurer
Daryl R. Johnson	52	Vice President of Rates and Regulatory Affairs
Richard J. Reischman	50	Vice President of Operations-Kansas City Division

Ghislain Gauthier became a director of the Company on August 11, 2005. Mr. Gauthier currently serves as Senior Vice-President—Investments within the private equity group in the Infrastructure and Energy team, at CDP, a position he has held since January 1982. He is responsible for the development and management of a large portfolio of investments in large companies in the energy and infrastructure sectors. In 1982, after a number of years at the Business Development Bank of Canada and Export Development Canada, Mr. Gauthier joined CDP, specializing mainly in private equity and stock market investments. In recent years, he has built and implemented an extensive private equity investment program for North America and Europe. He has also been in charge of developing the private equity investment strategy in the energy and infrastructure sectors. Mr. Gauthier is a member of the Board of Directors of Gaz Metro Limited Partnership, a natural gas distributor in Quebec. Mr. Gauthier holds a Bachelor of Business Administration (B.B.A.) from Université du Québec and a Chartered Financial Analyst (CFA) charter from the CFA Institute.

Robert P. Hadden was appointed to the Board of Directors effective February 6, 2006. Mr. Hadden currently serves as Senior Vice President of Portfolio at GE Energy Financial Services in Stamford, CT, a position he assumed in September 2002. From March 2001 to September 2002, he was a Managing Director of new business initiatives, developing GE Structured Finance’s strategy for entering the gas pipeline sector. Mr. Hadden worked as a Managing Director/Vice President of Risk in GE Capital Structured Finance Group from 1994 to February 2001. Mr. Hadden joined the General Electric Company’s Energy business in 1982 and transitioned to GE Capital in 1994. During his 24 years with GE, he has held a variety of positions, including risk management, portfolio and business development. While at GE Energy, Mr. Hadden held engineering and general management roles in GE Energy’s International Services Business. Mr. Hadden received a Bachelor of Science degree (B.S.) in Mechanical Engineering from University College, Dublin, Ireland in 1982 and a Master of Business Administration (M.B.A.) from Rensselaer Polytechnic Institute, Albany, NY in 1994.

Kevin P. Walsh became a director of the Company on August 11, 2005. Mr. Walsh has served as Managing Director of Portfolio at GE Energy Financial Services in Stamford, CT, since January 2004. Prior to that assignment, beginning in January 2000, he was Managing Director, e-Business for GE Structured Finance. From 1998 to 2000, Mr. Walsh was Managing Director in GE Structured Finance’s Printing, Paper and Forest Products Group. From 1996 to 1998, he served as a sales originator at Structured Finance, and from 1995 to 1996, as Managing Director, Capital Markets. From 1993 to 1995, he served as a Director in Structured Finance’s London office, from 1992 to 1993, in Stamford, CT, as Vice President of Project Finance Sales and from 1990 to 1992, as Assistant Vice President of Sales. From 1988 to 1990, he served as Program Manager of GE’s Financial Management Program. At GE Aircraft Engines, Mr. Walsh was Region Manager of Customer Financing Programs for commercial aircraft and industrial/power generation programs, a position he held from 1986 until 1988. He began his GE career in 1985, when Mr. Walsh served as Region Manager of GE’s International Credit and Collections Operations. Mr. Walsh graduated cum laude from Fairfield University, where he received a B.S. in Finance and Business Management. He subsequently graduated from General Electric’s Financial Management Program.

Jerry L. Morris became President and CEO of Southern Star and Central on August 11, 2005. He had been president and Chief Operating Officer (COO) of Central since February 13, 2004. Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 28 years in the interstate natural gas pipeline industry. He received his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.

Robert S. Bahnick, Senior Vice President of Operations and Technical Services for Central since July 2003, served as Vice President of Operations and Technical Services since November of 2002, served as Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 24 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton, Vice President of Human Resources and Administration for Central since July 2003, served as Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 22 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association.

Chris W. Ellison, Vice President of Operations-Hesston Division for Central since July 2003, served as Central’s Director of Operations for both the Kansas City and Hesston divisions since 1996, holding various other positions at Central, and/or its predecessors in engineering, operations, and natural gas control during his 27 years in the interstate natural gas pipeline industry. He earned his B.S. in Civil Engineering from the University of Oklahoma in 1978 and is a registered Professional Engineer.

David L. Finley, Vice President of Information Technology for Central since July 2003, served as Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 19 years in the interstate natural gas pipeline industry. He earned his B.S. in Geology from Murray State University in 1986.

Beverly H. Griffith became Vice President and Secretary of Southern Star on August 11, 2005. She has been Senior Vice President, General Counsel and Corporate Secretary for Central since July 2003. Previously, she served as Corporate Secretary since November of 2002, and served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995. Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 26 years in the interstate natural gas pipeline industry. She received her B.A. in History from the University of Mississippi in 1976 and her Juris Doctor from the University of Kentucky College of Law in 1979. Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

James L. Harder II, Vice President of Customer Services and Business Development for Central since February 2004, served as Vice President of Customer Services for Central since July 2003, and served as Director of Customer Services and Business Development or Director of Gas Management for Central since 1996. Mr. Harder has held a variety of positions in accounting, contract administration, gas management and marketing during his 29 years at Central. He earned his B.S. in Accounting from Oklahoma State University in 1969 and has served in a variety of industry organizations including the Southern Gas Association and the Interstate Natural Gas Association of America.

Susanne W. Harris became Vice President, CFO, and Treasurer of Southern Star and Central on August 11, 2005. She had been Vice President of Finance and Accounting for Central since July 2003, has served as Assistant Treasurer for Central since November 2002, and has served as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 26 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989. She is a member of accounting committees for the American Gas Association and the Interstate Natural Gas Association of America.

Daryl R. Johnson, Vice President of Rates and Regulatory Affairs for Central since July 2003, served as Manager of Rates for Central since 1990. Mr. Johnson has held a variety of positions in accounting and rates during his 30 years at Central or its predecessors. He earned his B.S. in Accounting from Southwestern Oklahoma State University in 1975. Mr. Johnson is a current member and the past chairman of the Rates Committee for the Southern Gas Association.

Richard J. Reischman, Vice President of Operations-Kansas City Division for Central since July 2003, served as Central’s Director of Operations for the Kansas City Division since 2001 and Manager of Operations for various regions of the Central system since 1993. Mr. Reischman has served in a variety of positions in engineering and operations during his 27 years at Central or its predecessors. He received his B.S. in Electrical Engineering from Kansas University in 1978.

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

The Company has appointed certain officers and directors as members of its Disclosure Committee, with the responsibility of ensuring the adequacy of the Company’s disclosure controls and procedures and assessing the quality of disclosures made in public filings with the SEC. Assessments are reviewed with the CEO and CFO prior to filings being submitted to the SEC. Furthermore, the Company has established a “Code of Ethics for CEO and Senior Financial Officers” applicable to officers and directors residing in certain positions defined therein. This Code is posted on the Company’s website at www.southernstarcentralcorp.com. Any amendments or waivers thereto will also be posted to the website.

The Company is not required to establish an audit committee since it does not have securities traded on a national securities exchange. Due to the small size of the Company’s Board of Directors, the full Board acts in the capacity of an audit committee. None of the Board’s members are financial experts, and they are not, nor are they required to be, “independent” within the meaning of Federal securities laws.

Item 11. Executive Compensation

The following table sets forth certain summary compensation information as to the CEO of Central, the Company’s operating entity, during the fiscal year 2005, and the other four most highly compensated executive officers of Central as of December 31, 2005. The table only includes compensation information since the date of the Acquisition of Central by Southern Star and not compensation paid by Williams and its affiliates. The table below indicates for each of the named executive officers salary, bonus, and all other compensation for the fiscal years of the Company and Central ended December 31, 2003, 2004 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary $	Bonus $	All Other Compensation $*
Jerry L. Morris President, CEO of Central (from 8/11/2005, was COO from 2/14/2004)	2003 2004 2005	150,384 196,222 211,454	40,619 76,731 210,000	11,454 12,085 1,062,600

Daryl R. Johnson Vice President, Rates and Regulatory Affairs of Central	2003 2004 2005	128,499 136,393 142,736	20,568 67,500 85,517	8,938 12,234 322,663

Beverly H. Griffith Senior Vice President, General Counsel And Corporate Secretary of Central	2003 2004 2005	188,415 198,172 197,210	63,212 144,300 144,300	15,098 12,300 218,148

Robert S. Bahnick Senior Vice President of Operations And Technical Services of Central	2003 2004 2005	186,539 206,000 205,000	68,338 145,455 150,000	15,293 12,300 278,225

James L. Harder II Vice President of Customer Service of Central	2003 2004 2005	141,652 145,815 151,301	38,286 72,324 74,855	10,796 12,300 302,546

*	All Other Compensation for 2003, 2004 and 2005 represents matching contributions by Central under the Southern Star Investment Plan, Central’s broad-based 401(k) plan. For 2005, it contains the amounts of $12,600 for Mr. Morris, $12,600 for Mr. Bahnick, $11,898 for Mrs. Griffith, $12,546 for Mr. Harder, and $10,163 for Mr. Johnson. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. For 2005, it also includes amounts of $1,050,000 to Mr. Morris, $265,625 to Mr. Bahnick, $206,250 to Mrs. Griffith, $290,000 to Mr. Harder, and $312,500 to Mr. Johnson, in respect to the retention bonuses described below.
(1)	Each of these officers is compensated by Central.

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

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$23,906	$31,875	$39,844	$47,813	$55,781
150,000	28,688	38,250	47,813	57,375	66,938
175,000	33,469	44,625	55,781	66,938	78,094
200,000	38,250	51,000	63,750	76,500	89,250
225,000	40,163	53,550	66,938	80,325	93,713
250,000	40,163	53,550	66,938	80,325	93,713
300,000	40,163	53,550	66,938	80,325	93,713
350,000	40,163	53,550	66,938	80,325	93,713
400,000	40,163	53,550	66,938	80,325	93,713
450,000	40,163	53,550	66,938	80,325	93,713
500,000	40,163	53,550	66,938	80,325	93,713

Normal retirement age is the later of age 65 and five years of plan participation. The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Non-Union Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay. Covered compensation is presently, pursuant to the Internal Revenue Code (IRC), limited to $205,000 per year for 2004 and $210,000 for 2005. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above. Mr. Hadden, Mr. Walsh, and Mr. Gauthier are not currently eligible to participate in the Non-Union Plan.

The credited years of service as of December 31, 2005 and the estimated credited years of service at normal retirement age for each executive officer is as follows:

Name	Credited Years of Service at 12/31/2005	Estimated Credited Years of Service at Normal Retirement Age
Jerry L. Morris	3.167	17.667
Daryl R. Johnson	3.167	15.500
Beverly H. Griffith	3.167	17.250
Robert S. Bahnick	3.167	21.667
James L. Harder	3.167	8.833

Compensation of Directors

William J. Haener, a director of the Company from March 2004 to August 11, 2005, was paid $15,000 which included a portion of his retainer and reimbursement for all reasonable expenses incurred in the performance of his duties as a member of Southern Star’s Board of Directors.

No other present or past director of the Company or Central receives or received any remuneration for serving on the Boards of Directors or any committee thereof.

Employment Contracts and Termination of Employment and Change-in-Control

Employment Agreements

On August 11, 2005, in connection with a change in control, Southern Star and its wholly-owned subsidiary, Central, entered into employment agreements with each of Robert S. Bahnick, Senior Vice President, Operations and Technical Services; Robert W. Carlton, Vice President, Human Resources and Administration; Chris W. Ellison, Vice President, Operations; David L. Finley, Vice President, Information Technology; Beverly H. Griffith, Senior Vice President, General Counsel and Corporate Secretary; James L. Harder, Vice President, Customer Services and Business Development; Susanne W. Harris, Vice President, Finance and Accounting and Controller; Daryl R. Johnson, Vice President, Rates and Regulatory; and Richard J. Reischman, Vice President, Operations. Each of the employment agreements provides for a five-year term and an annual base salary, which is subject to upward adjustment, and aggregate five-year retention bonuses, payable in annual installments over the five-year term of the employment agreements, as follows: Mr. Bahnick, $1,062,500; Mr. Carlton, $937,500; Mr. Ellison, $700,000; Mr. Finley, $825,000; Ms. Griffith, $825,000; Mr. Harder, $1,062,500; Ms. Harris, $937,500; Mr. Johnson, $1,250,000; and Mr. Reischman, $700,000. In addition to salary and retention bonus, each of the employment agreements provides for an annual incentive bonus of up to 50% of the employee’s annual salary, except for the employment agreements of Mr. Bahnick and Ms. Griffith, whose agreements provide for annual incentive bonuses of up to 75% of their annual salaries. The initial installment under the employee agreements was paid August 11, 2005.

In addition, each employee is entitled to receive severance payments if (i) his or her employment is involuntarily terminated for any reason other than death, disability or Cause (as defined in the agreements) or (ii) if his or her employment is terminated by the employee for Good Reason (as defined in the agreements). Such severance payments consist of an amount equal to two times the sum of the employee’s salary then in effect plus an amount equal to the average bonus percentage that had been paid to the employee during the course of the agreement applied to the employee’s salary then in effect. The severance payment will be paid to the employee in one lump sum payment within 30 days of the termination of employment. Each agreement also provides that, during the course of the agreement and for one year following the termination of employment, the employee may not solicit employees or contractors away from Central or solicit the business of any client or customer of Central in any territory, state or country where Central conducts business.

Amendment to Employment Agreement

On August 11, 2005, the Company and Central entered into an amendment to its employment agreement with Jerry L. Morris, Central’s President and COO. Under the amendment, the term of Mr. Morris’ employment is extended to August 11, 2010. In addition, Mr. Morris’ employment agreement was amended to provide for severance equal to two times the sum of his salary then in effect plus an amount equal to the average bonus percentage that had been paid to him during the course of the agreement applied to his salary then in effect, if Mr. Morris’ employment is involuntarily terminated for any reason other than death, disability or Cause (as defined in the agreement) or if employment is terminated by Mr. Morris for Good Reason (as defined in the agreement). The severance is payable in a lump sum within 30 days of the termination of Mr. Morris’ employment. In addition to the salary provided under Mr. Morris’ original employment agreement, the amendment provides for an aggregate five-year retention bonus of $4,200,000 payable in annual installments over the five-year term of the employment agreement. The initial installment under the employee agreements was paid August 11, 2005.

Compensation Committee

Messrs. J. Alex Urquhart, Kevin P. Walsh, and Ghislain Gauthier performed the functions of a compensation committee beginning August 11, 2005. Mr. Bruno Guilmette also performed these functions from August 11, 2005 until his resignation on November 25, 2005. From the beginning of the fiscal year until August 10, 2005, Christopher H. Lee, Michael J. Walsh, and Aaron D. Gold performed these functions. Mr. Lee was Chairman of the Board until August 11, 2005. Mr. Michael Walsh was Treasurer of the Company and CEO and Treasurer of Central until August 11, 2005. Mr. Gold was Secretary of the Company until August 11, 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 16, 2006, with respect to the beneficial ownership of capital stock of the Company by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
EFS-SSCC Holdings, LLC(1) 120 Long Ridge Road Stamford, CT 06927	100 shares	100.0%

All named executive officers and directors of the Company as a group (five total)	0 shares	0.0%

(1)	EFS-SSCC Holdings, LLC is indirectly owned 60% by GE and 40% by CDP, each of which has 50% voting control.

Neither the Company nor Central maintain or offer their employees or non-employees any stock option, warrant, restricted stock or other compensation plan or arrangement under which its equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions

In connection with the Acquisition, the Management Agreement, dated as of April 26, 2004 (Management Agreement), among Highstar, Central and Western Frontier Company, L.L.C., a wholly owned subsidiary of Southern Star (Western Frontier), was terminated effective as of the Acquisition date on August 11, 2005. Pursuant to the Management Agreement, Highstar provided general management services to Central and Western Frontier with respect to the assets, conduct of business and management of operations of Central and Western Frontier. No penalty was incurred in connection with the termination of the Management Agreement. The Company paid approximately $1.0 million and $1.1 million for management fees and expenses to Highstar during the period January 1 through August 11, 2005 and during the year ended December 31, 2004, respectively. No amounts were paid in 2003.

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC will provide certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. As of December 31, 2005, the Company paid approximately $0.4 million for service fees and expenses to EFS Services, LLC. The Operating

Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement (Services Agreement) with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services, however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

Item 14. Principal Accountant Fees and Services

Subsequent to the Acquisition, Ernst & Young LLP (E&Y), the Company’s independent auditors, had a pre-existing lending relationship with one of the new owners, which due to the Acquisition, was inconsistent with applicable auditor independence rules. The lending relationships between the owner and E&Y have been terminated and E&Y has determined that its auditor independence as it relates to the Company was not impaired by those relationships; the Company and its Audit Committee concur in E&Y’s assessment.

Audit Fees

The aggregate fees for professional services rendered by E&Y in connection with the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2005 and 2004, and in connection with statutory and regulatory filings for such fiscal periods, were $539,769 and $396,000, respectively.

Audit-Related Fees

The aggregate fees for services rendered by E&Y in connection with audit-related services for each of the fiscal years ended December 31, 2005 and 2004 were $85,000 and $111,000, respectively.

Tax Fees

The aggregate fees for services rendered by E&Y in connection with tax services for each of the fiscal years ended December 31, 2005 and 2004 were zero and $4,500, respectively.

All Other Fees

No other services were provided by E&Y for the fiscal years ended December 31, 2005 and 2004.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2005 were pre-approved by the Board of Directors.

PART IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) Documents filed as part of this report

1. Consolidated Financial Statements

Included in Item 8, listed in the Index on page F-1 of this report

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-3
Statements of Consolidated Operations for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005, and the years ended December 31, 2004 and 2003	F-5
Statements of Consolidated Stockholder’s Equity for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005, and the years ended December 31, 2004 and 2003	F-7
Statements of Consolidated Cash Flows for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005, and the years ended December 31, 2004 and 2003	F-6
Notes to the Consolidated Financial Statements	F-8

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3. Exhibits

3.1(1)	—Second Amended and Restated Certificate of Incorporation of Southern Star Central Corp., filed August 7, 2003.

3.2(1)	—Bylaws of Southern Star Central Corp.

3.3(1)	—Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.

3.4(1)	—Bylaws of Southern Star Central Gas Pipeline, Inc.

3.5(2)	—Certificate of Amendment of Certificate of Incorporation of Southern Star filed March 15, 2004.

3.6(6)	—Amended and Restated Certificate of Incorporation of Southern Star Central Corp., dated August 11, 2005.

4.1(1)	—Indenture, dated August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.

4.2(2)	—8 1/2% Senior Secured Note Due 2010.

4.3(1)	—Stock Pledge Agreement, dated as of August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.

4.4(1)	—Purchase Agreement, dated as of August 1, 2003, by and among Southern Star Central Corp. and Lehman Brothers, Inc., as the Initial Purchaser.

4.5(1)	—Indenture, dated November 8, 1999, by and among Southern Star Central Gas Pipelines, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and The Bank of New York, as Trustee.
4.6(2)	—Credit Agreement, dated as of August 8, 2003, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.7(2)	—Amended Credit Agreement, dated as of February 24, 2004, by and among Southern Star Central Gas Pipeline, Inc., Lenders named therein and Union Bank of California, N.A., as Lead Arranger, Collateral Agent and Administrative Agent.

4.8(2)	—Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.

4.9(2)	—Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.

4.10(2)	—Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

4.11(4)	—Amendment No. 3 to Credit Agreement, dated as of August 6, 2004, among Southern Star Central Gas Pipeline, Inc., the Lenders named therein, and Union Bank of California, N.A.

4.12(6)	—Promissory Note, dated August 11, 2005, in the aggregate principal amount of $7,250,000 made by Southern Star Central Corp. in favor of Highstar.

4.13(6)	—Recapitalization Agreement, dated as of August 11, 2005, between EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.1(1)	—Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK (f/k/a Western Resources, Inc.).

10.2(1)	—Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3(1)	—Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.

10.4(2)	—Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

10.5(6)	—Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.

10.6(6)	—Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.7(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.8(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert W. Carlton.

10.9(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Chris W. Ellison.

10.10(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and David L. Finley.
10.11(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.12(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and James Harder.

10.13(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Susanne W. Harris.

10.14(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.15(6)	—Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Richard J. Reischman.

10.16(5)	—Employment Agreement, dated as of May 13, 2005, between Southern Star Central Corp., and Jerry L. Morris.

10.17(6)	—Amendment to Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Jerry L. Morris.

12.1	—Computation of Ratio of Earnings to Fixed Charges.

21.1(1)	—Subsidiaries of Southern Star Central Corp.

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.0	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (Registration No. 333-110979).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 18, 2004.
(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 7, 2004.
(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(5)	Incorporated by reference from Exhibit 99.1 to the Company’s Report on Form 8-K filed with the SEC on May 16, 2005.
(6)	Incorporated by reference from Exhibits 99 to the Company’s Report on Form 8-K filed with the SEC on August 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 31, 2006	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 31, 2006	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ KEVIN P. WALSH Kevin P. Walsh	Director	March 31, 2006

By:	/s/ ROBERT P. HADDEN Robert P. Hadden	Director	March 31, 2006

By:	/s/ GHISLAIN GAUTHIER Ghislain Gauthier	Director	March 31, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SOUTHERN STAR CENTRAL CORP.

We have audited the consolidated balance sheet of Southern Star Central Corp. and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from August 12, 2005 through December 31, 2005 (post-acquisition). We have also audited the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from January 1, 2005 through August 11, 2005 and for the years ended December 31, 2004 and 2003 (pre-acquisition). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2005 (post-acquisition) and December 31, 2004 (pre-acquisition) and the consolidated results of its operations and cash flows for the period from August 12 through December 31, 2005 (post-acquisition), the period January 1 through August 11, 2005, and for the years ended December 31, 2004 and 2003 (pre-acquisition) in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 29, 2006

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Post-acquisition	Pre-acquisition
	December 31, 2005	December 31, 2004
	(In thousands)	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$62,287	$41,702
Receivables:
Trade	15,948	16,078
Kansas Ad Valorem tax reimbursement	745	4,217
Income taxes	285	249
Affiliates	—	21
Transportation and exchange gas	1,919	7,287
Other	8,268	916
Inventories	5,741	5,695
Deferred income taxes	1,375	2,179
Costs recoverable from customers	8,500	13,116
Prepaid expenses	4,519	4,370
Derivative instrument asset—hedges	460	—
Other	555	422

Total current assets	110,602	96,252

Property, Plant and Equipment, at cost:
Natural gas transmission plant	506,223	543,376
Other natural gas plant	22,280	16,483

	528,503	559,859
Less—Accumulated depreciation and amortization	(796)	(31,784)

Property, plant and equipment, net	527,707	528,075

Other Assets:
Goodwill	324,366	33,990
Costs recoverable from customers	41,085	32,828
Prepaid expenses	1,551	1,801
Derivative instrument asset—hedges	—	213
Postretirement benefits other than pensions	7,027	—
Other deferred and noncurrent assets	3,965	9,390

Total other assets	377,994	78,222

Total Assets	$1,016,303	$702,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

	Post-acquisition	Pre-acquisition
	December 31, 2005	December 31, 2004
	(In thousands)	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Notes	$7,250	$—
Trade	2,497	1,703
Transportation and exchange gas	1,919	7,287
Other	5,274	3,572
Accrued other taxes	5,067	4,403
Accrued Kansas Ad Valorem tax reimbursement	784	4,217
Accrued interest	8,548	8,491
Accrued payroll and employee benefits	19,613	18,676
Provision for rate and regulatory matters	—	3,015
Costs refundable to customers	1,741	—
Current maturities of long-term debt	224,912	—
Capitalized lease obligation due in one year	735	730
Other accrued liabilities	6,745	10,759

Total current liabilities	285,085	62,853

Long-Term Debt:
Capitalized lease obligation	7,900	8,270
Other long-term debt	194,444	404,823

Total long-term debt	202,344	413,093

Other Liabilities and Deferred Credits:
Deferred income taxes	18,695	14,112
Postretirement benefits other than pensions	10,165	9,747
Asset retirement obligations	2,157	—
Mandatorily redeemable preferred stock	—	51,184
Costs refundable to customers	7,143	1
Environmental remediation	3,598	4,730
Accrued pension	21,441	14,346
Other	1,161	1,206

Total other liabilities and deferred credits	64,360	95,326

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued, 100 shares outstanding, December 31, 2005; common stock, $.01 par value, 101.587 shares issued, 79.367 shares outstanding, December 31, 2004	—	—
Premium on capital stock and other paid-in capital	454,721	128,501
Retained earnings	9,751	2,646
Accumulated other comprehensive income	42	130

Total stockholder’s equity	464,514	131,277

Total Liabilities and Stockholder’s Equity	$1,016,303	$702,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$61,144	$100,002	$146,127	$141,838
Storage	9,371	10,772	17,458	16,395
Other revenue	254	394	747	365

Total operating revenues	70,769	111,168	164,332	158,598

Operating Costs and Expenses:
Operations and maintenance	14,702	23,568	37,508	34,398
Administrative and general	13,809	25,688	37,026	40,989
Depreciation and amortization	10,884	17,299	27,781	29,279
Taxes, other than income taxes	4,745	7,573	10,831	10,994

Total operating costs and expenses	44,140	74,128	113,146	115,660

Operating Income	26,629	37,040	51,186	42,938

Other (Income) Deductions:
Interest expense	11,337	25,169	40,856	42,396
Interest income	(737)	(719)	(651)	(705)
Miscellaneous other (income) expenses, net	(121)	113	2,401	(3,392)

Total other deductions	10,479	24,563	42,606	38,299

Income Before Income Taxes	16,150	12,477	8,580	4,639
Provision for Income Taxes	6,399	7,074	6,511	4,804

Net Income (Loss)	$9,751	$5,403	$2,069	$(165)

Reconciliation of net income (loss) to total comprehensive income (loss):

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
	(In thousands)	(In thousands)
Net income (loss)	$9,751	$5,403	$2,069	$(165)
Change in value of interest rate swap(s)	68	179	737	(524)
Related tax benefit (provision)	(26)	(69)	(288)	205

Total Comprehensive Income (Loss)	$9,793	$5,513	$2,518	$(484)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$9,751	$5,403	$2,069	$(165)
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	10,884	17,299	27,781	29,279
Deferred income taxes	6,295	6,723	6,572	5,425
Provision for loss on property, plant & equipment	—	—	4,694	—
Credit for Kansas Ad Valorem tax reimbursement	—	—	(1,784)	—
Loss on sale of PPE	—	2	—	—
Amortization of debt discount/premium and expense	(626)	1,545	2,431	6,763
Provision for dividends on mandatorily redeemable preferred stock	—	4,065	7,078	6,069
Receivables	4,851	(4,182)	37,307	3,337
Inventories	74	(120)	(251)	661
Other current assets	(2,432)	2,176	(104)	4,954
Payables and accrued liabilities	3,574	(704)	(46,024)	1,925
Other, including changes in noncurrent assets and liabilities	(452)	1,599	1,091	(2,349)

Net cash provided by operating activities	31,919	33,806	40,860	55,899

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(13,806)	(13,610)	(31,594)	(23,606)
Proceeds from sales and salvage values, net of costs of removal	(331)	(759)	(3,166)	(904)
Advances to affiliates, net	—	—	247	—
Other investing	—	—	—	8,093

Net cash used in investing activities	(14,137)	(14,369)	(34,513)	(16,417)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	5,000	—	230,000
Payments of notes payable	—	—	—	(203,995)
Proceeds from issuance of preferred stock and warrant	—	—	—	50,000
Debt retirements	—	(5,000)	—	—
Purchase of treasury stock	—	—	—	(50,000)
Common dividends/return of capital	—	(13,867)	(25,000)	(25,000)
Debt issuance costs	(20)	(100)	(730)	(9,305)
Capital lease payments	—	(365)	—	—
Mandatorily redeemable preferred stock dividends	—	(2,282)	(4,802)	(3,730)
Mandatorily redeemable preferred stock issuance costs	—	—	—	(832)
Other financing	—	—	—	(3,141)

Net cash used in financing activities	(20)	(16,614)	(30,532)	(16,003)

Increase (decrease) in cash and cash equivalents	17,762	2,823	(24,185)	23,479
Cash and cash equivalents at beginning of period	44,525	41,702	65,887	42,408

Cash and cash equivalents at end of period	$62,287	$44,525	$41,702	$65,887

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$7,008	$26,234	$34,678	$28,406
Income tax, net	466	25	25	224

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	(In thousands)
Pre-acquisition
Balance, January 1, 2003	$225,000	$742	$—	$225,742

Add (deduct):
Net loss	—	(165)	—	(165)
Exercise of common stock warrant	3,501	—	—	3,501
Purchase of treasury stock	(50,000)	—	—	(50,000)
Return of capital	(37,500)	—	—	(37,500)
Change in value of interest rate swap, net of taxes	—	—	(319)	(319)

Balance, December 31, 2003	141,001	577	(319)	141,259

Add (deduct):
Net income	—	2,069	—	2,069
Return of capital	(12,500)	—	—	(12,500)
Change in value of interest rate swap, net of taxes	—	—	449	449

Balance, December 31, 2004	128,501	2,646	130	131,277

Add (deduct):
Net income	—	5,403	—	5,403
Common dividends/return of capital	(8,278)	(5,589)	—	(13,867)
Change in value of interest rate swap(s), net of taxes	—	—	110	110

Balance, August 11, 2005	120,223	2,460	240	122,923

Post-acquisition
Add (deduct):
Acquisition adjustment to eliminate retained earnings	2,460	(2,460)	—	—
Acquisition adjustment to eliminate accumulated other comprehensive loss	240	—	(240)	—
Acquisition adjustment to record assets and liabilities at fair value	331,798	—	—	331,798
Net income	—	9,751	—	9,751
Change in value of interest rate swap(s), net of taxes	—	—	42	42

Balance, December 31, 2005	$454,721	$9,751	$42	$464,514

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

On August 11, 2005, GE Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their indirect ownership of EFS-SSCC Holdings, LLC (Holdings), acquired all of the outstanding capital stock of Southern Star Central Corp. (Southern Star) owned by AIG Highstar Capital L.P. (Highstar) for $389.1 million in cash, plus the assumption of $467.9 million in long-term debt, including current maturities and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star (Acquisition).

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet (Bcf) of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2005, Central had transportation customer contracts with approximately 128 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 586 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 Bcf and aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately 50% of the natural gas delivered to customers is supplied from these fields. Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

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

2. Basis of Presentation

The Acquisition of Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” The purchase price has

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been “pushed down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the periods ending prior to August 12, 2005 and the Consolidated Balance Sheet as of December 31, 2004 reflect the operations of the Company prior to the Acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States (GAAP). The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (SEC).

3. Acquisition

On August 11, 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of the outstanding capital stock of Southern Star owned by Highstar for $389.1 million in cash, including a preliminary working capital settlement, plus the assumption of $413.5 million of long-term debt, including current maturities, and $54.4 million of Series A Preferred Stock. The stock of the Company was immediately recapitalized and the Series A Preferred Stock, which was owned by a GE affiliate, was converted to common. See Note 6 for further discussion of the recapitalization.

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

The preliminary purchase price allocation is reflected on the accompanying Post-acquisition Consolidated Balance Sheet as of December 31, 2005. The Acquisition adjustments indicated below include costs related solely to the Acquisition by Holdings. The purchase price allocation is preliminary and will continue to be adjusted as final costs are determined and additional information is gathered.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition (expressed in thousands):

Cash and cash equivalents	$44,525
Receivables	52,755
Inventories	5,815
Other current assets	12,227
Regulatory assets—current	14,630
Property, plant and equipment	524,575
Regulatory assets—noncurrent	40,473
Postretirement benefits other than pensions asset	6,620
Other assets	5,779
Current maturities of long-term debt	(50,000)
Capitalized lease obligation due in one year	(735)
Current liabilities—other	(88,937)
Long-term debt	(370,547)
Capitalized lease obligation	(7,900)
Regulatory liabilities—noncurrent	(7,030)
Deferred tax liability	(14,042)
Postretirement benefits other than pensions liability	(9,232)
Accrued pension liability	(23,468)
Other long-term liabilities	(5,153)
Goodwill	324,366

Net purchase price, including related Acquisition costs	$454,721

As Central’s rates are regulated by the FERC, and the FERC does not generally allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. Estimated Acquisition costs at December 31, 2005 exceeded the fair value of the Company’s net assets and liabilities by approximately $324.4 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Under the terms of the Acquisition agreement, Highstar will generally be liable for the net current taxes through the Acquisition date.

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central. Pursuant to the agreements in August 2005, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and have been recorded in Administrative and general expenses on the accompanying Consolidated Pre-acquisition Statements of Operations. These agreements also require annual payments to those employees over the next five years totaling $9.3 million, unless the employee is terminated for Cause, as defined in the agreements. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. These accrued expenses totaled $0.7 million as of December 31, 2005 and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheet.

The only continuing impacts of the Acquisition on the Company’s results of operations are the amortization of the premium recorded on the 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes), the elimination of related amortization of debt discount and expense and the elimination of expenses related to Series A Preferred Stock. See Note 5 and Note 6 for further discussion.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Revenue Recognition

Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted. At June 30, 2005, Central had a payable for revenues collected subject to refund in its RP04-276 rate proceeding of $5.5 million, including interest, which was refunded to customers on July 1, 2005.

Regulatory Assets and Liabilities

As a rate regulated enterprise, Central meets the requirements for accounting under SFAS 71, “Accounting for the Effects of Certain Types of Regulation.” As such, costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be recognized in income are deferred as regulatory liabilities pending refunds or returned to customers through future rates. Recognition of regulatory assets or liabilities is generally based on specific regulatory requirements or precedent for each such matter.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2005	2004
Current Assets:
Environmental costs	$1,000	$1,000
Postretirement benefits	—	1,350
Pension	7,500	6,150
Fuel costs	—	4,616

Total Current Assets	8,500	13,116

Noncurrent Assets:
Environmental costs	3,598	4,730
Income taxes on AFUDC equity	4,143	4,322
Gas imbalance cash cost recoverable	11	8
Postretirement benefits	10,165	9,365
Pension	20,898	14,207
Asset retirement obligations	2,067	—
Long-term disability	203	196

Total Noncurrent Assets	41,085	32,828

Total Assets	49,585	45,944

Current Liabilities:
Fuel costs	(1,741)	—

Total Current Liabilities	(1,741)	—

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(116)	(1)
Postretirement benefits	(7,027)	—

Total Noncurrent Liabilities	(7,143)	(1)

Total Liabilities	(8,884)	(1)

Net Regulatory Assets	$40,701	$45,943

These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives averaging 20 to 25 years for property in service prior to the Acquisition. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005, and the years ended December 31, 2004 and 2003, was approximately $10.9 million, $17.3 million, $27.8 million and $29.3 million, respectively.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Uncollectible Accounts

The Company does not record allowances for doubtful accounts, since its trade receivables are primarily due from local natural gas distribution companies and other pipelines whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollected, the Company will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the Consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.1 million at December 31, 2005 and 2004.

Repair and Maintenance Costs

Central accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction, and replacement costs that are to be capitalized. All other costs are expensed as incurred.

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax bases of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

A Tax Sharing Agreement has been executed by and among Southern Star and Central. Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central will make payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the post-acquisition period ended December 31, 2005 were approximately $0.05 million and $0.1 million, respectively; for the pre-acquisition period ended August 11, 2005 were approximately $0.03 million and $0.06 million, respectively; for the year ended 2004 were approximately $0.5 million and $0.6 million, respectively; and for the year ended 2003 were approximately $0.2 million and $0.5 million, respectively.

Gas Receivables/Payables

In the course of providing transportation and storage services to customers, Central may receive different quantities of natural gas from a shipper than quantities delivered on behalf of that shipper. These transactions

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of natural gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as current assets or current liabilities on the accompanying Consolidated Balance Sheets. Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of natural gas based on operational conditions. Natural gas receivables/payables are valued using a current published natural gas index price.

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

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” to clarify the requirement to record liabilities stemming from a legal obligation to retire fixed assets when a retirement depends on a future event. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In 2005, in accordance with FIN 47, Central recorded an asset retirement obligation (ARO) for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants (NESHAPs) that regulated the use of asbestos. The recognition of the ARO resulted in an increase in net property, plant and equipment of $0.1 million, the recognition of an ARO liability of $2.2 million and an increase in regulatory assets of $2.1 million on the accompanying Consolidated Balance Sheet. Had the accounting of FIN 47 been applied in 2004 and 2003, there would have been no impact on the Company’s results of operations as it expects to be able to recover the ARO costs through future rates. As such, the annual accretion and depreciation amounts of approximately $0.1 million would have been recorded to a regulatory asset in 2004 and 2003.

Long-Lived Assets

Consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Southern Star evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, Southern Star will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down the carrying amount to market value to the extent necessary.

Recent Accounting Standards

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized. The Order became effective January 1, 2006. Amounts capitalized in periods prior to that date will be permitted to remain as recorded. Based on estimates, the Company expects that the Order will result in a shift of approximately $1.2 million of safety assessment costs from capital to expense in 2006.

5. Financing

At December 31, 2005 and 2004, long-term debt, including current maturities, consisted of the following (expressed in thousands):

	2005	2004
8.5% Senior Secured Notes due 2010	$180,000	$180,000
Term Loan (LIBOR + 1.75%) due 2006	50,000	50,000
7.375% Senior Notes due 2006	175,000	175,000
Unamortized premium (discount), net	14,356	(177)
Capitalized lease obligation	8,635	9,000

Total long-term debt	$427,991	$413,823

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

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.4 million was recorded in Long-Term Debt on the accompanying Post-acquisition Consolidated Balance Sheet. This premium is being amortized over the remaining life of the 8.5% Notes. Associated unamortized debt issuance expenses were valued at zero on the accompanying Post-acquisition Consolidated Balance Sheet.

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

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star is soliciting consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default. The tender offer and consent solicitation is conditioned upon the receipt of net proceeds of a new debt financing sufficient to finance the tender offer, the tender of at least 90% of the aggregate principal amount of the 8.5% Notes and other customary conditions.

Central has in place a secured credit facility (Central Credit Facility) with Union Bank of California providing for, among other things, a term loan of $50.0 million that matures on May 1, 2006. The loan, as amended, currently bears interest at London Interbank Offered Rate (LIBOR) plus 1.75%. The Central Credit

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility required Central to enter into an interest rate protection agreement, which effectively converted the term loan to a 5.07% fixed rate obligation. The rate was amended in February 2004, which under the interest rate protection agreement converted the term loan to a 4.57% fixed rate obligation. In May 2005, Central repaid $5.0 million of the term loan. However, the loan was reinstated in July 2005 and the $5.0 million was returned to Central. The interest rate swap on the $5.0 million converts the interest on that portion of the loan to a 5.85% fixed rate effective July 12, 2005. Central has applied hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to account for the value of the interest rate swaps. The valuations of the interest rate swaps are reported as Derivative instrument asset-hedges and as Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Central Credit Facility is secured by certain customer contracts and physical assets of Central. The Central Credit Facility contains certain restrictive covenants, including limitations on mergers, consolidations, and sale of assets by Central, limitations on liens, limitations on incurrence of additional indebtedness, limitations on sale or other disposition of assets, maintenance of a maximum debt to total capitalization ratio, limitations on dividends and other distributions, and maintenance or replacement of material transportation contracts. Events of default include breach of covenants, misrepresentations, default or termination under material transportation contracts, certain cross-defaults, failure of Southern Star and its affiliates to own at least 51% of Central, and Southern Star’s consolidated debt to total capitalization ratio being greater than 70%.

The Central Credit Facility also included a $10.0 million working capital line that Central could have drawn down to meet working capital needs. No amounts were drawn on the working capital line. Central allowed this working capital line to expire on August 5, 2005.

Central has outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006 (7.375% Notes). The terms of these notes provide that under certain circumstances they are to be equally and ratably secured by any collateral that Central uses to secure any of its other indebtedness. Because the Central Credit Facility is secured by certain assets, effective August 8, 2003, and for so long as the Central Credit Facility remains outstanding, these 7.375% Notes are secured obligations of Central.

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central is soliciting consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default. The tender offer and consent solicitation is conditioned upon the receipt of net proceeds of a new debt financing sufficient to finance the tender offer, the tender of at least a majority of the aggregate principal amount of the 7.375% Notes and other customary conditions.

Central plans to fund its 2006 debt maturities by accessing capital markets to replace the maturing debt. If financing is not finalized before the May 1, 2006 maturity of the Central Credit Facility, Central plans to seek an extension of the facility until the refinancing is complete.

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, Plant and Equipment as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

In connection with the Acquisition, Southern Star issued a promissory note to Highstar in the aggregate principal amount of approximately $7.3 million. The promissory note is non-interest bearing and is payable on

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 1, 2006 or, if earlier, the occurrence of certain restricted payments under the 8.5% Notes indenture or refinancing of indebtedness by Southern Star or its subsidiaries. The promissory note is classified in Current Liabilities on the accompanying Consolidated Balance Sheets. The promissory note was paid in full by Southern Star subsequent to year end.

As of December 31, 2005, the Company is in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

	Long-Term Debt Maturities	Capital Lease
	(In thousands)
2006	$225,000	$735
2007	—	765
2008	—	690
2009	—	720
2010	180,000	745
After 2010	—	4,980

Total	$405,000	$8,635

6. Recapitalization of Stock

In January 2003, Southern Star authorized and issued 500 shares of non-voting Series A Preferred Stock at $0.1 million per share for a total of $50.0 million. The proceeds were used by the Company to repurchase 22.22 shares of its common stock owned by Highstar.

Concurrent with the Series A Preferred Stock issuance, Southern Star also issued a warrant for the purchase of two shares of common stock to the Series A Preferred Stockholder (the Warrant), which represented 2% of the then outstanding common shares. On August 8, 2003, the Warrant was amended to 1.587 shares of common stock, or 2% of the then outstanding common shares. The Warrant was exercised in full on August 15, 2003 at the exercise price.

The holder of the outstanding Series A Preferred Stock was entitled to receive Series A Cash Dividends and Series A Paid In Kind (PIK) Dividends. The Series A Cash Dividends were cumulative and payable semi-annually, in arrears on May 15 and November 15 of each year. Initially, the Series A Cash Dividends accrued at a rate of 9% per annum; however, on August 7, 2003 and effective on that date, the cash dividend rate was amended to 9.25% per annum until January 21, 2005, and 8.25% thereafter.

The Series A PIK Dividend was cumulative and payable in kind in additional shares of Series A Preferred Stock at the rate of 4% per annum on the outstanding Series A Preferred Stock. Dividends accrued on shares of Series A Preferred Stock issued pursuant to a PIK dividend from the first day of the quarter following the applicable dividend payment date.

In connection with the Acquisition, Southern Star entered into a Recapitalization Agreement with Holdings. Pursuant to the Recapitalization Agreement, Holdings surrendered to Southern Star for cancellation all of the Series A Preferred Stock of Southern Star, and all rights therein, in exchange for the reissuance of 20.633 treasury common shares to Holdings. The remaining 1.587 treasury common shares were cancelled pursuant to the Recapitalization Agreement. As a result of the recapitalization, the book value of the Series A Preferred Stock and all accrued dividends at the date of Acquisition were transferred to Premium on capital stock and other paid-in capital on the accompanying Post-acquisition Consolidated Balance Sheet.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest. This general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff.

On January 21, 2005, Central filed a Stipulation and Agreement with the FERC reflecting a settlement it reached with all of the active parties, including the FERC’s litigation staff, that would resolve all of the issues set for hearing in the rate proceeding. On February 28, 2005, the FERC’s presiding Administrative Law Judge issued an Order finding the settlement to be fair, reasonable, and in the public interest, as well as uncontested; and certified it to the FERC for final action. The FERC issued an Order approving the uncontested settlement which became final and non-appealable as of May 19, 2005. At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for amounts collected from customers in excess of settled rates. The refunds of $5.5 million, including interest, were made to customers on July 1, 2005. The terms of the settlement preclude Central from filing another rate case changing settled rates to be effective prior to November 1, 2006 and require it to file a rate case to be effective no later than November 1, 2008. In addition, the terms of the settlement provide for a moratorium on any rate complaints or challenges under Section 5 of the NGA by any party other than the FERC proposing a change to settled rates effective before November 1, 2006.

Kansas Ad Valorem Tax Reimbursement

In 1997, the FERC issued an Order in Docket No. RP97-369 requiring pipelines to collect from producers, and refund to their former jurisdictional sales customers, the Kansas Ad Valorem Tax Reimbursements for the period from October 4, 1983 through June 28, 1988, plus accrued interest. Since that date, Central has participated in a number of proceedings regarding settlements with various parties and has received from producers and passed on to its jurisdictional customers such reimbursements as cases have been settled. Settlements had been reached with a majority of the parties by December 31, 2004.

As a result of the FERC hearing process and various settlements in 2004, Central received approximately $38.2 million, and distributed the same amount to customers pursuant to the Kansas Ad Valorem Tax Reimbursement settlements and FERC Orders. In 2005, Central reduced its Kansas Ad Valorem Tax Reimbursement receivable from producers by $2.9 million, with a corresponding reduction to its liabilities to customers, to remove claims against producers that were not actively being pursued by any party. The amount of the receivable and liability at December 31, 2005 related to remaining claims was approximately $0.7 million and $0.8 million, respectively.

Environmental and Safety Matters

Environmental

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. At December 31, 2005 and 2004, Central had accrued a liability of approximately $4.6 million and $5.7 million, respectively, representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call). There is no impact anticipated to Central’s existing operations based on an analysis of these regulations. The EPA has also promulgated a new ambient air quality standard for ozone (i.e. the eight hour standard) which is generally more stringent than the standard it replaces (i.e. the one hour standard). Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight hour ozone standard. Therefore, the new standard does not impact Central’s existing operations.

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

Pipeline Safety

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty (Notice) from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT has recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations. After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures and into Central’s gas control alarm systems. Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests. Central responded to the DOT by appealing the assessed civil penalty. In addition, Central presented information intended to clarify the facts concerning the subject incident to DOT at an administrative hearing February 2, 2006, at DOT’s Central Region Office in Kansas City, Missouri. A decision as to DOT’s reconsideration of the Notice is pending. The proposed penalty in the August 11, 2005 Notice was recorded as Miscellaneous other expenses on the accompanying Pre-acquisition Consolidated Statements of Operations.

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui-tam). Invoking the False Claims Act, Grynberg alleges that

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the defendants have mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui-tam cases, which have been consolidated for pretrial purposes before a single judge in the United States District Court (Court) for the District of Wyoming. The defendants’ obligation to file answers has been stayed, and thus far discovery has been limited to public disclosure/original source jurisdictional issues. On June 4, 2004, a motion, with supporting briefs, was filed by the Joint Defendants requesting the Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. These motions have now been fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed in this case to adjudicate procedural issues and help manage this litigation for the Trial Court Judge, issued a “Report and Recommendations” addressing which defendants should be dismissed. Central is one of the defendants recommended to be dismissed. Both Grynberg and a number of the defendants filed objections to the Special Master’s report, and the parties are now awaiting a ruling by the Court.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 28, 1999, the named plaintiffs (Plaintiffs) have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal units (Btu) content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Summary of Commitments and Contingencies

In connection with the purchase of Central by the Company from The Williams Companies, Inc. (Williams) in 2002, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Price Litigation. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements, and to cooperate in general with Central in the preparation of its defense.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Commitments

Commitments for Construction

The Company has estimated capital expenditures of $39.0 million in 2006, which includes commitments of $10.2 million at December 31, 2005 and the Ozark Trails Expansion Project. In March 2006, the Company signed precedent agreements with customers in regard to the Ozark Trails Expansion Project and filed for FERC approval with an anticipated in-service date of December 1, 2006. The estimated cost of the project is $9.4 million.

8. Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Current provision (benefit):
Federal	$73	$232	$—	$(551)
State	31	119	(61)	(70)

	104	351	(61)	(621)
Deferred provision:
Federal	5,236	5,478	5,366	4,327
State	1,059	1,245	1,206	1,098

	6,295	6,723	6,572	5,425

Income tax provision	$6,399	$7,074	$6,511	$4,804

Reconciliation of the normal statutory federal income tax rate to Southern Star’s effective income tax provision is as follows:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal taxes benefits	4.4	7.1	8.7	14.4
Permanent items:
Nondeductible preferred stock expenses	—	12.9	32.3	53.0
Other, net	0.2	1.7	(0.1)	1.2

Income tax provision	39.6%	56.7%	75.9%	103.6%

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (expressed in thousands):

	2005	2004
Deferred tax assets:
Tax benefit carryforwards	$20,110 (1)	$20,646
Accrued environmental costs	1,751	2,241
Accrued employee benefits	20,389	14,497
Acquisition adjustments	7,110	—
Intangibles	4,262	4,905
Other	743	1,152

Total deferred tax assets	54,365	43,441

Deferred tax liabilities:
Property, plant and equipment	39,556	28,417
Intangibles	13,080	14,046
Regulatory assets	17,442	10,507
Other	1,607	2,404

Total deferred tax liabilities	71,685	55,374

Net deferred tax liabilities	$(17,320)	$(11,933)

Classification:
Net current assets	$1,375	$2,179
Net long-term liabilities	(18,695)	(14,112)

Net deferred tax liabilities	$(17,320)	$(11,933)

(1)	Tax benefit carryforwards of $20.1 million listed in deferred tax assets consist principally of the tax benefit of net operating losses for federal ($17.6 million) and state ($2.5 million) income tax purposes. Federal net operating losses have a carryforward period of 20 years, while such carryforwards in the principal filing states vary from 10 to 20 years. As such, these carryforward benefits will begin expiring in 2012 to the extent not used by that date.

9. Dividends and Related Restrictions

The Company’s 8.5% Notes indenture contains restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture. The promissory note to Highstar also restricts dividend payments until the note is paid.

10. Employee Benefit Plans

The Company recognized its net actuarial gains/losses at the date of Acquisition for each of its pension and welfare benefit plans pursuant to the requirements of SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As such, amortization of those amounts is not included in net periodic expenses discussed below for periods after the date of Acquisition. The previously unrecognized amounts have been included in regulatory assets/liabilities on the accompanying Consolidated Balance Sheets, which will be amortized as settled through rates.

Pursuant to the terms of Central’s RP04-276 rate settlement, Central recovers $7.5 million annually to fund pension and postretirement benefits for all eligible participants. This amount must be funded no less frequently

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than quarterly into irrevocable trusts. This amount also includes a recovery for the amortization of the regulatory asset related to the difference in prior period costs and corresponding funding amounts.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees (Union Plan). The Union Plan covers 41% of the approximately 447 total employees of Central.

The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated. The table presents a reconciliation of the funded status of these benefits to the amount recognized on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 (expressed in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$41,334	$39,518
Service cost	1,512	1,375
Interest cost	2,161	2,375
Actuarial loss	620	2,107
Benefits paid	(3,826)	(3,839)
Transfers to non-union plan	(281)	(202)

Benefit obligation at end of year	41,520	41,334

Change in plan assets:
Fair value of plan assets at beginning of year	15,469	12,576
Actual return on plan assets	635	1,108
Employer contributions	4,810	5,720
Benefits paid	(3,826)	(3,839)
Transfers to non-union plan	(100)	(96)

Fair value of plan assets at end of year	16,988	15,469

Funded status	(24,532)	(25,865)
Unrecognized net actuarial loss (gain)	(1,056)	6,247

Accrued benefit cost	$(25,588)	$(19,618)

As a result of the Acquisition, the December 31, 2005 accrued benefit costs include $8.7 million of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the liability recognized was offset with a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued payroll and employee benefits and Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $35.8 million and $35.0 million at December 31, 2005 and 2004, respectively.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Components of net periodic pension expense:
Service cost	$655	$857	$1,375	$1,241
Interest cost	869	1,292	2,375	2,276
Expected return on plan assets	(596)	(835)	(1,401)	(1,153)
Amortization of net loss	—	21	—	—
Employee transfers	—	(140)	—	—
Acquisition loss recognition	—	8,657	—	—
Regulatory (asset accrual) recovery of costs	1,174	(7,144)	511	496

Net periodic pension expense	$2,102	$2,708	$2,860	$2,860

The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.25%	5.00%	5.75%	6.25%
Rate of compensation increase	3.40%	3.35%	3.65%	4.00%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:
	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.00%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.35%	3.65%	4.00%	4.50%

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

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2005	December 31, 2004
Equity securities	47%	66%
Fixed income securities	20%	30%
Cash equivalents	33%	4%

Total	100%	100%

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

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute an estimated $6.2 million to this plan in 2006.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2006	$3,815
2007	4,229
2008	4,695
2009	5,084
2010	4,926
Years 2011 through 2015	23,549

Non-Union Retirement Plan

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amount recognized on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 (expressed in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,780	$2,024
Service cost	2,250	1,910
Interest cost	330	151
Actuarial loss	345	545
Benefits paid	(250)	(52)
Transfers from union plan	281	202

Benefit obligation at end of year	7,736	4,780

Change in plan assets:
Fair value of plan assets at beginning of year	3,104	201
Actual return on plan assets	207	152
Employer contributions	1,532	2,707
Benefits paid	(250)	(52)
Transfers from union plan	100	96

Fair value of plan assets at end of year	4,693	3,104

Funded status	(3,043)	(1,676)
Unrecognized net actuarial loss (gain)	(310)	799

Accrued benefit cost	$(3,353)	$(877)

As a result of the Acquisition, the 2005 accrued benefit costs include $1.6 million of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the liability recognized was offset with a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued payroll and employee benefits and Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $6.0 million and $3.5 million at December 31, 2005 and 2004, respectively.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Components of net periodic pension expense:
Service cost	$972	$1,278	$1,910	$1,582
Interest cost	153	177	151	17
Expected return on plan assets	(139)	(195)	(155)	—
Amortization of net loss	—	35	21	—
Employee transfers	—	140	—	—
Acquisition loss recognition	—	1,586	—	—
Regulatory asset accrual	(215)	(1,857)	(409)	(210)

Net periodic pension expense	$771	$1,164	$1,518	$1,389

The following are the weighted-average assumptions used to determine benefit obligation:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.50%	5.25%	5.75%	6.25%
Rate of compensation increase	3.50%	3.40%	3.65%	4.00%

The following are the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.25%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.40%	3.65%	4.00%	4.50%

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

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Non-Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2005	December 31, 2004
Equity securities	70%	66%
Fixed income securities	30%	33%
Other (cash)	0%	1%

Total	100%	100%

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

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the Company expects to contribute an estimated $1.8 million to this plan.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2006	$289
2007	417
2008	661
2009	987
2010	1,076
Years 2011 through 2015	9,254

Postretirement Benefits Other than Pensions

Central’s Group Medical-Health Plan (Welfare Plan) provides medical and life insurance benefits to certain employees who retire under Central’s retirement plans. The Welfare Plan is contributory for medical and contributory for some retired employees for life insurance benefits in excess of specified limits. Eligible employees under the Welfare Plan are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.

The benefits for qualified union employees are funded through a trust agreement under the Southern Star Voluntary Employees’ Beneficiary Association for Collectively Bargained Employees (Union VEBA) and the benefits for qualified non-union employees are funded through a separate trust agreement under the Southern Star Voluntary Employees’ Beneficiary Association for Non-Collectively Bargained Employees (Non-Union VEBA). Funding is made in accordance with the requirements under Central’s latest rate settlement with the FERC.

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 (expressed in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$46,368	$45,434
Service cost	564	688
Interest cost	1,844	2,584
Actuarial gain	(6,797)	(1,365)
Medicare Part D subsidy recognition	(6,764)	—
Benefits paid	(1,049)	(973)

Benefit obligation at end year	34,166	46,368

Change in plan assets:
Fair value of plan assets at beginning of year	30,435	24,755
Actual return on plan assets	1,853	2,378
Employer contributions	768	4,275
Benefits paid	(1,049)	(973)

Fair value of plan assets at end of year	32,007	30,435

Funded status	(2,159)	(15,933)
Unrecognized net actuarial loss (gain)	(979)	4,836

Accrued benefit cost	$(3,138)	$(11,097)

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Acquisition, the 2005 accrued benefit costs include $7.5 million of previously unrecognized net gains. The FERC allows Central to recover these prudently incurred costs through its rate settlement. As such, the assets and liabilities recognized, as related to the Union or Non-Union portions of the Welfare Plan, were offset with a corresponding regulatory asset or regulatory liability. The net accrued benefit costs reported above are reflected in Accrued payroll and employee benefits and Postretirement benefits other than pensions, on the accompanying Consolidated Balance Sheets.

The following table sets forth the components of net periodic postretirement benefit costs, including amounts for the amortization of the transition obligation, for the periods indicated (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Components of net periodic benefit expense:
Service cost	$241	$323	$688	$598
Interest cost	744	1,100	2,584	2,488
Expected return on plan assets	(769)	(1,050)	(1,561)	(1,216)
Recognized actuarial loss (gain)	—	(338)	23	—
Acquisition gain recognition	—	(7,483)	—	—
Regulatory (asset accrual) recovery of costs	(186)	8,173	2,842	2,706

Net periodic benefit expense	$30	$725	$4,576	$4,576

In addition, the Company reduced expense in the first quarter of 2005 by $0.4 million to reflect the new level of cost recovery related to pensions and other postretirement benefits resulting from its RP04-276 rate proceeding.

The following are the weighted-average assumptions used to determine benefit obligations:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.50%	5.25%	5.75%	6.25%
Healthcare cost trend rate assumed for next year	12.00%	12.00%	13.00%	14.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.65%	4.65%	4.75%	5.00%
Year that the rate reaches the ultimate trend	2012	2012	2012	2012

The following table summarizes the various assumptions used to determine the net periodic benefit cost:

	Post-acquisition	Pre-acquisition
	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Discount rate	5.25%	5.75%	6.25%	6.75%
Expected return on plan assets (non-union/union)	3.90%/6.00%	3.90%/6.00%	3.90%/6.00%	NA/6.00%

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates for the periods indicated:

	December 31, 2005	December 31, 2004	December 31, 2003
Health care cost trend rate assumed for next year	12.00%	13.00%	13.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	4.65%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$355	$(290)
Effect on accumulated postretirement benefit obligation	$4,616	$(3,809)

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

The employer’s Welfare Plan weighted-average asset allocations by asset category are as follows:

	December 31, 2005	December 31, 2004
Equity securities	68%	67%
Fixed income securities	29%	30%
Cash and cash equivalents	3%	3%

Total	100%	100%

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

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company, is prohibited.

In 2006, the Company does not expect to make any contributions to this plan.

The following table illustrates the estimated benefit payments for the other postretirement benefits, which reflect expected future services, as appropriate, that are projected to be paid (expressed in thousands):

	Non-Union	Union	Total
2006	$122	$1,238	$1,360
2007	192	1,377	1,569
2008	274	1,552	1,826
2009	400	1,752	2,152
2010	528	1,885	2,413
Years 2011 through 2015	4,121	10,299	14,420

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. SFAS 106 requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the benefit obligation.

Southern Star determined that its plan benefits were actuarially equivalent to Medicare Part D and began to account for the subsidy as an actuarial gain pursuant to paragraph 33 of the FASB Staff Position on SFAS 106 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” in 2005.

The reduction in the Company’s accumulated postretirement benefit obligation (APBO) due to the subsidy is $1.9 million for non-union members and $4.9 million for union members for a total reduction of $6.8 million. In addition, the 2005 net periodic postretirement benefit cost is reduced from approximately $1.1 million to approximately zero as a result of this recognition. The reduction to the APBO is as follows (expressed in thousands):

	Reduction in APBO	Reduction in Expense
Salaried	$1,840	$215
Union	4,924	846

Total	$6,764	$1,061

The following table illustrates the estimated Medicare Part D receipts, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

	Non-Union	Union	Total
2006	$1	$160	$161
2007	2	186	188
2008	4	208	212
2009	5	231	236
2010	7	255	262
Years 2011 through 2015	164	1,659	1,823

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the years ended December 31, 2005, 2004 and 2003 was $1.8 million, $1.4 million and $2.1 million, respectively.

11. Financial Instruments

The following methods and assumptions were used by Southern Star in estimating its fair-value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value due to the short maturity of instruments at December 31, 2005 and 2004.

Long-Term Debt: The estimated fair value of Southern Star’s debt is based on quoted market prices at December 31, 2005 and 2004.

Interest Rate Swap(s) Valuations: The estimated fair value of Southern Star’s interest rate swap(s) is based on quoted market prices at December 31, 2005 and 2004.

The carrying amount and estimated fair values of Southern Star’s financial instruments as of December 31, 2005 and 2004 are as follows (expressed in thousands):

	Carrying Amount		Fair Value
	2005	2004	2005	2004
Financial Assets:
Cash and cash equivalents	$62,287	$41,702	$62,287	$41,702
Interest rate swap(s)	460	213	460	213
Financial Liabilities:
Long-term debt	419,356	404,823	424,243	438,053

Concentrations of Credit Risk

Southern Star’s trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the central United States. Southern Star’s credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly.

12. Major Customers

Central’s two largest customers are Missouri Gas Energy (MGE), a division of Southern Union Company, and Kansas Gas Service Company (KGS), a division of ONEOK. Revenues received from MGE were $22.2 million, $34.4 million, $47.7 million and $46.1 million for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005 and the years ended December 31, 2004 and 2003, respectively. Revenues received from KGS were $19.9 million, $30.8 million, $47.1 million and $42.4 million for the period August 12 through December 31, 2005, the period January 1 through August 12, 2005 and the years ended December 31, 2004 and 2003, respectively.

MGE had receivable balances of $4.7 million and $4.3 million for each of the years ended December 31, 2005 and 2004, respectively. KGS had receivable balances of $4.7 million and $4.9 million for each of the years ended December 31, 2005 and 2004, respectively.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Operating Leases

Southern Star leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2006	$205
2007	157
2008	130
2009	125
2010	64
After 2010	49

Total	$730

Total rental expense relating to operating leases was approximately $0.4 million, $0.9 million, $1.8 million and $1.6 million for the period August 12 through December 31, 2005, the period January 1 through August 11, 2005, and the years ended December 31, 2004 and 2003, respectively.

14. Related Party Transactions

In connection with the Acquisition, the Management Agreement, dated as of April 26, 2004 (Management Agreement), among Highstar, Central and Western Frontier Company, L.L.C., a wholly owned subsidiary of Southern Star (Western Frontier), was terminated effective as of the Acquisition date on August 11, 2005. Pursuant to the Management Agreement, Highstar provided general management services to Central and Western Frontier with respect to the assets, conduct of business and management of operations of Central and Western Frontier. No penalty was incurred in connection with the termination of the Management Agreement. The Company paid approximately $1.0 million and $1.1 million for management fees and expenses to Highstar for the period January 1 through August 11, 2005 and for the year ended December 31, 2004, respectively. No amounts were paid in 2003.

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. In 2005, the Company paid approximately $0.4 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement (Services Agreement) with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Data (Unaudited)

The following summarizes selected quarterly financial data for 2005 and 2004 (expressed in thousands):

	2005
	Pre-acquisition			Post-acquisition
	First Quarter	Second Quarter	For Period July 1 through August 11, 2005	For Period August 12 through September 30, 2005	Fourth Quarter
Operating revenues	$44,494	$46,177	$20,497	$24,776	$45,993
Operating costs and expenses	28,134	29,237	16,757[1]	15,369	28,771

Operating income	16,360	16,940	3,740	9,407	17,222

Interest expense	10,226	10,245	4,698[2]	4,248	7,089
Interest income	(219)	(344)	(156)	(201)	(536)
Miscellaneous other (income) expenses, net	35	(303)	381	(86)	(35)

Total other expense, net	10,042	9,598	4,923	3,961	6,518

Income (loss) before income taxes	6,318	7,342	(1,183)	5,446	10,704
Provision for income taxes	3,376	3,645	53	2,089	4,310

Net Income (Loss)	$2,942	$3,697	$(1,236)	$3,357	$6,394

(1)	Operating costs and expenses for the period July 1 through August 11, 2005 include employee retention payments of $3.2 million which were paid on August 11, 2005.
(2)	Interest expense in the Pre-acquisition periods include Series A Preferred Stock expense. See Note 6 for further discussion.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$41,026	$39,817	$40,097	$43,392
Operating costs and expenses	27,440	28,815	29,014	27,877[2]

Operating income	13,586	11,002	11,083	15,515

Interest expense	10,279	10,075	10,131	10,371
Interest income	(179)	(153)	(151)	(168)
Miscellaneous other (income) expenses, net	(120)	(1,950)[1]	(201)	4,672 [2]

Total other expense, net	9,980	7,972	9,779	14,875

Income before income taxes	3,606	3,030	1,304	640
Provision for income taxes	2,275	1,982	1,332	922[3]

Net Income (Loss)	$1,331	$1,048	$(28)	$(282)

(1)	An adjustment was made for approximately $1.8 million for settlement of portions of the Kansas Ad Valorem Tax Reimbursement matter. See Note 7 for further discussions on the Kansas Ad Valorem Tax Reimbursement.
(2)	The Company’s rate case negotiation and settlement process resulted in recognition of two notable adjustments which were recorded in the fourth quarter of 2004. Depreciation expense was decreased by approximately $2.0 million related to retirement of Supervisory Control and Data Acquisition (SCADA) equipment. Of this amount, $0.4 million relates to the fourth quarter of 2004, and the remainder relates to prior periods. Additionally, miscellaneous expense of $4.7 million was recorded related to the disallowance in rates of a portion of costs for a segment of the Company’s pipeline.
(3)	Variance is due to the change in pre-tax income and adjustments to accruals for the 2003 tax return, filed in September 2004.