Form 10-Q
period 2006-03-31
SOUTHERN STAR CENTRAL CORP
filed 2006-05-11
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act.  (Check one):

Large accelerated filer

     Accelerated filer

Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of May 11, 2006.

TABLE OF CONTENTS

2006 FORM 10-Q

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$52,845	$62,287
Receivables:
Trade	15,867	15,948
Income taxes	96	285
Transportation and exchange gas	660	1,919
Other	7,382	7,334
Inventories	6,067	5,741
Deferred income taxes	6,329	1,375
Costs recoverable from customers	13,318	8,500
Prepaid expenses	3,733	4,519
Derivative instrument asset – hedges	326	460
Other	565	2,234
Total current assets	107,188	110,602

Property, Plant and Equipment, at cost:
Natural gas transmission plant	505,022	506,223
Other natural gas plant	27,693	22,280
	532,715	528,503
Less – Accumulated depreciation and amortization	(8,237)	(796)
Property, plant and equipment, net	524,478	527,707

Other Assets:
Goodwill	326,342	324,366
Costs recoverable from customers	40,439	41,085
Prepaid expenses	1,481	1,551
Postretirement benefits other than pensions	7,223	7,027
Other deferred and noncurrent assets	3,451	3,965
Total other assets	378,936	377,994
Total Assets	$1,010,602	$1,016,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Notes	$—	$7,250
Trade	998	2,497
Transportation and exchange gas	660	1,919
Other	3,401	5,274
Accrued other taxes	6,594	5,067
Accrued interest	7,830	8,548
Accrued payroll and employee benefits	15,753	19,613
Costs refundable to customers	—	1,741
Current maturities of long-term debt	—	224,912
Capitalized lease obligation due in one year	750	735
Other accrued liabilities	11,511	7,529
Total current liabilities	47,497	285,085

Long-Term Debt:
Capitalized lease obligation	7,520	7,900
Other long-term debt	418,603	194,444
Total long-term debt	426,123	202,344

Other Liabilities and Deferred Credits:
Deferred income taxes	27,568	18,695
Postretirement benefits other than pensions	10,377	10,165
Asset retirement obligations	2,157	2,157
Costs refundable to customers	7,332	7,143
Environmental remediation	3,469	3,598
Accrued pension	19,939	21,441
Other	1,041	1,161
Total other liabilities and deferred credits	71,883	64,360

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding, March 31, 2006 and December 31, 2005	—	—
Premium on capital stock and other paid-in capital	454,721	454,721
Retained earnings	10,416	9,751
Accumulated other comprehensive income (loss)	(38)	42
Total stockholder’s equity	465,099	464,514
Total Liabilities and Stockholder’s Equity	$1,010,602	$1,016,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$41,546	$40,164
Storage	5,229	4,194
Other revenue	246	136
Total operating revenues	47,021	44,494

Operating Costs and Expenses:
Operations and maintenance	10,020	9,324
Administrative and general	8,962	8,347
Depreciation and amortization	7,174	7,490
Taxes, other than income taxes	3,471	2,973
Total operating costs and expenses	29,627	28,134

Operating Income	17,394	16,360

Other (Income) Deductions:
Interest expense	7,333	10,226
Interest income	(564)	(219)
Miscellaneous other (income) expenses, net	(34)	35
Total other deductions	6,735	10,042

Income Before Income Taxes	10,659	6,318

Provision for Income Taxes	4,209	3,376

Net Income	$6,450	$2,942

Reconciliation of net income to total comprehensive income:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Net income	$6,450	$2,942
Change in value of interest rate swap(s)	(135)	287
Related tax benefit (provision)	54	(112)
Total comprehensive income	$6,369	$3,117

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,450	$2,942
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	7,174	7,490
Deferred income taxes	3,972	3,360
Amortization of debt discount/premium and expense	(385)	606
Provision for dividends on mandatorily redeemable preferred stock	—	1,652
Receivables	(3,120)	852
Inventories	(326)	(24)
Other current assets	714	911
Payables and accrued liabilities	(3,917)	(3,879)
Provision for rate and regulatory matters	—	1,837
Other, including changes in noncurrent assets and liabilities	(380)	307
Net cash provided by operating activities	10,182	16,054

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(4,186)	(4,355)
Proceeds from sales and salvage values, net of costs of removal	(44)	(430)
Net cash used in investing activities	(4,230)	(4,785)

FINANCING ACTIVITIES:
Payments of notes payable	(7,250)	—
Common dividends/return of capital	(5,785)	(1,418)
Debt issuance costs	(18)	(20)
Capital lease payments	(365)	—
Other financing	(1,976)	—
Net cash used in financing activities	(15,394)	(1,438)

Increase (decrease) in cash and cash equivalents	(9,442)	9,831

Cash and cash equivalents at beginning of period	62,287	41,702

Cash and cash equivalents at end of period	$52,845	$51,533

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,438	$8,467
Income tax, net	—	—

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2006, Central had transportation customer contracts with approximately 132 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 569 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The Acquisition of Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” The purchase price has been “pushed down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the periods ending prior to August 12, 2005 reflect the operations of the Company prior to the Acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States (GAAP). The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (SEC).

3. Acquisition

On August 11, 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of the outstanding capital stock of Southern Star owned by Highstar for $389.1 million in cash, plus the assumption of $413.5 million of long-term debt, including current maturities, and $54.4 million of Series A Preferred Stock. The stock of the Company was immediately recapitalized and the Series A Preferred Stock, which was owned by a GE affiliate, was converted to common.  In March 2006, the Company paid approximately $2.0 million to Highstar as a final working capital settlement.

The total purchase price was $454.7 million, including the $389.1 million paid in cash and estimated Acquisition costs of $1.1 million. Additionally, a GE affiliate contributed all of Southern Star’s Series A Preferred Stock and its 2% common stock ownership to Holdings at a total market value of $64.5 million.

The purchase price allocation is reflected on the accompanying Consolidated Balance Sheets. The Acquisition adjustments indicated below include costs related solely to the Acquisition by Holdings.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition (expressed in thousands):

Cash and cash equivalents	$ 42,549
Receivables	52,755
Inventories	5,815
Other current assets	12,227
Regulatory assets—current	14,630
Property, plant and equipment	524,575
Regulatory assets—noncurrent	40,473
Postretirement benefits other than pensions asset	6,620
Other assets	5,779
Current maturities of long-term debt	(50,000)
Capitalized lease obligation due in one year	(735)
Current liabilities—other	(88,937)
Long-term debt	(370,547)
Capitalized lease obligation	(7,900)
Regulatory liabilities—noncurrent	(7,030)
Deferred tax liability	(14,042)
Postretirement benefits other than pensions liability	(9,232)
Accrued pension liability	(23,468)
Other long-term liabilities	(5,153)
Goodwill	326,342
Net purchase price, including related Acquisition costs	$ 454,721

As Central’s rates are regulated by the FERC, and the FERC does not generally allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. The total purchase price including Acquisition costs exceeded the fair value of the Company’s net assets and liabilities, after giving effect to the $2.0 million working capital settlement discussed above, by $326.3 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Goodwill

The Company has recorded $326.3 million of Goodwill as discussed in Note 3.  Goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142.

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

Recent Accounting Standards

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized. The Order became effective January 1, 2006. Amounts capitalized in periods prior to that date will be permitted to remain as recorded. The Company has recorded $0.6 million in safety assessment costs as of March 31, 2006.

5. Financing

8.5% Notes

At March 31, 2006, Southern Star had outstanding $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes).  Interest on the 8.5% Notes was payable semi-annually in February and August.   The 8.5% Notes were subject to certain covenants that restricted, among other things, the ability of the Company or its subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 7 for further discussion of dividends and related restrictions.

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-Term Debt on the accompanying Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes. Associated unamortized debt issuance expenses were valued at zero on the accompanying Consolidated Balance Sheet.

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default.

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  Southern Star paid approximately $13.8 million in premiums related to the tender offer.  In addition, a Supplemental Indenture for the 8.5% Notes was implemented April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.

6.75% Notes

On April 13, 2006, Southern Star completed the private offering of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016 (6.75% Notes), the proceeds of which were used to retire its 8.5% Notes tendered, including related premiums and expenses, and to pay the issuance costs of the new offering.  In connection with the offering, Southern Star entered into an indenture (6.75% Notes Indenture) dated April 13, 2006 by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2006.  The 6.75% Notes will mature on March 1, 2016.  The 6.75% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness, including Southern Star’s 8.5% Notes that remain outstanding following Southern Star’s tender offer and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

In connection with the issuance of the 6.75% Notes, Southern Star entered into a registration rights agreement (Registration Rights Agreement), dated as of April 13, 2006, with Lehman Brothers, Inc. and Credit Suisse Securities (USA) LLC whereby Southern Star agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.  Under the Registration Rights Agreement, Southern Star is required to file an exchange offer registration statement with the SEC within 180 days after the issue date of April 13, 2006 (Issue Date) and to use its reasonable best efforts to consummate the exchange offer within 270 days after the Issue Date.

Central Credit Facility

As of March 31, 2006, Central had in place a secured credit facility (Central Credit Facility) with Union Bank of California, providing for, among other things, a term loan of $50.0 million that matured on May 1, 2006. The Central Credit Facility was secured by certain customer contracts and physical assets of Central.

In connection with Central’s first quarter 2006 refinancing discussed below, the term loan was repaid in full on April 13, 2006 and the related agreements were terminated.

Central’s 7.375% Notes

As of March 31, 2006, Central had outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006 (7.375% Notes).

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central solicited consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default.

 As a result of the tender offer, Central accepted for payment $155.1 million aggregate principal amount of the 7.375% Notes, which represented 88.65% of the outstanding aggregate principal amount of the 7.375% Notes.  On April 7, 2006, Central implemented the Supplemental Indenture for the 7.375% Notes, which eliminated substantially all of the original covenants and certain events of default.  On April 25, 2006, Central called for redemption the remainder of its 7.375% Notes, settlement of which was made on May 1, 2006.  Central paid approximately $2.3 million in premiums for the retirement of its 7.375% Notes pursuant to the tender offer and call for redemption.

Central’s 6.0% Notes

On April 13, 2006, Central completed the private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016 (6.0% Notes), the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses.  In connection with the offering, Central entered into an indenture (6.0% Notes Indenture) dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee.  The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2006.  The 6.0% Notes mature on June 1, 2016.  The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness, including any of Central’s 7.375% Notes that remain outstanding following Central’s tender offer for all outstanding 7.375% Notes, and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any.

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, Plant and Equipment as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

Other

In connection with the Acquisition, Southern Star issued a promissory note to Highstar in the aggregate principal amount of approximately $7.3 million. The promissory note was non-interest bearing and payable on May 1, 2006 or, if earlier, the occurrence of certain restricted payments under the 8.5% Notes indenture or refinancing of indebtedness by Southern Star or its subsidiaries. The promissory note was classified in Current Liabilities on the accompanying Consolidated Balance Sheets as of December 31, 2005. The promissory note was paid in full by Southern Star on March 30, 2006.

As of March 31, 2006, the Company was in compliance with the covenants of all outstanding debt instruments.

6. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

General Rate Issues

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  The FERC issued an Order approving the uncontested settlement of the case which became final and non-appealable as of May 19, 2005. At June 30, 2005, the Company had a payable to customers of $5.5 million, including interest, for amounts collected from customers in excess of settled rates. The refunds of $5.5 million, including interest, were made to customers on July 1, 2005. The terms of the settlement preclude Central from filing another rate case changing settled rates to be effective prior to November 1, 2006 and require it to file a rate case to be effective no later than November 1, 2008. In addition, the terms of the settlement provide for a moratorium on any rate complaints or challenges under Section 5 of the NGA by any party other than the FERC proposing a change to settled rates effective before November 1, 2006.

Environmental and Safety Matters

Environmental

Central has identified polycholorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. At March 31, 2006, Central had accrued a liability of approximately $4.5 million, representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years.

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

Pipeline Safety

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty (Notice) from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  The proposed penalty was recorded as miscellaneous other expenses in the third quarter of 2005. After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures and into Central’s gas control alarm systems. Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests. Central responded to the DOT by appealing the assessed civil penalty. In addition, Central presented information intended to clarify the facts concerning the subject incident to DOT at an administrative hearing February 2, 2006, at DOT’s Central Region Office in Kansas City, Missouri. On May 2, 2006, Central received the Final Order assessing a civil penalty of approximately $0.3 million.  Central is considering its options for submitting a Petition for Reconsideration of this Final Order.

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

7. Dividends and Related Restrictions

As of March 31, 2006, the Company’s 8.5% Notes indenture contained restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture. The Company’s 6.75% Notes also contain restrictions on the declaration and payment of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows, as defined in the indenture.

8. Employee Benefit Plans

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

Retirement Plan

Pension expense for the Company’s pension plans for the post-acquisition period ended March 31, 2006 and the pre-acquisition period ended March 31, 2005 was $1.1 million and $1.5 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Components of net periodic pension expense:
Service cost	$378	$344
Interest cost	540	594
Expected return on plan assets	358	(350)
Amortization of net loss	5	—
Regulatory recovery of costs	249	524
Net periodic pension expense	$1,530	$1,112

Non-Union Retirement Plan
	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Components of net periodic pension expense:
Service cost	$562	$478
Interest cost	82	38
Expected return on plan assets	(83)	(39)
Amortization of net loss	9	5
Regulatory accrual of costs	(225)	(57)
Net periodic pension expense	$345	$425

Through the first quarter of 2006, the Company has made contributions to the pension plans totaling $2.6 million.

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

The following table sets forth the components of net periodic postretirement benefit costs, including amounts for the amortization of the transition obligation, for the periods indicated (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Components of net periodic benefit expense:
Service cost	$141	$200
Interest cost	471	675
Expected return on plan assets	455	(450)
Recognized actuarial loss (gain)	(84)	25
Regulatoryaccrual of costs	(983)	(112)
Net periodic benefit expense	$—	$338

 In the first quarter of 2006, the Company did not make any contribution to this plan.

 9. Related Party Transactions

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement (Operating Services Agreement) with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services.  The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.  During the first quarter of 2006, the Company paid approximately $0.3 million for service fees and expenses to EFS Services, LLC.

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

10.  Employee Retention Agreements

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central. Pursuant to the agreements, in August 2005, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and were recorded in administrative and general expenses at that time. These agreements also require annual payments to those employees over the next five years totaling $9.3 million, unless the employee is terminated for Cause, as defined in the agreements. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. These accrued expenses totaled $1.2 million and $0.7 million, respectively, as of   March 31, 2006 and December 31, 2005, and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements,” “Risk Factors” and elsewhere in this document.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we”, “us”, “our”, and “the Company” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify some of the statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•

future utilization of pipeline capacity, which can depend on energy prices and the prices for natural gas available on Central’s system, competition from other pipelines and alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, adequate supplies of natural gas, the construction or abandonment of natural gas customer facilities, weather conditions and other factors beyond our control;

•

operational risks and limitations of Central’s pipeline system and of interconnected pipeline systems;

•

the ability to raise capital and fund capital expenditures in a cost-effective manner;

•

changes in federal, state or local laws and regulations to which we are subject, including allowed rates of return and related regulatory matters, regulatory disclosure obligations, the regulation of financial dealings between us and our affiliates, and tax, environmental and employment laws and regulations;

•

the ability to manage costs;

•

the ability of our customers to pay for our services;

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

•

restrictive covenants contained in various instruments applicable to us and our subsidiaries which may restrict our ability to pursue our business strategies;

•

changes in general economic, market or business conditions; and

•

economic repercussions from terrorist activities and the government’s response to such terrorist activities.

Other factors and assumptions not identified above, including without limitation, those described under the heading “Risk Factors” in Item 1A may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

General

The Acquisition

On August 11, 2005, GE Energy Financial Services, Inc. (GE) and Caisse de depot et placement du Quebec (CDP), through their indirect ownership of EFS-SSCC Holdings, LLC (Holdings), acquired all of our outstanding capital stock owned by AIG Highstar Capital L.P. (Highstar) for a purchase price of $389.1 million in cash,  plus the assumption of $467.9 million in long-term debt, including current maturities, and Series A Preferred Stock, such that following the transaction Holdings owned all of our outstanding capital stock (Acquisition).  Following the Acquisition, our capital stock was immediately recapitalized and the Series A Preferred Stock was converted into common stock. We acquired Southern Star Central Gas Pipeline, Inc. (Central), our only operating subsidiary, in 2002.

We expect to continue Central’s operations under its current management on a stand-alone basis and do not expect the change in ownership to have a material adverse impact on our future operations.

The Acquisition has been accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations.” The purchase price of the Acquisition has been “pushed down” and allocated to our assets and liabilities.

As Central’s rates are regulated by the Federal Energy Regulatory Commission (FERC), and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. The total purchase price including Acquisition costs exceeded the fair value of the Company’s net assets and liabilities, after giving effect to the $2.0 million working capital settlement discussed above, by $326.3 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States (GAAP). The financial information contained herein has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

The Business

We are the parent company of Central, our only operating subsidiary, and the sole source of our operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest. Central’s primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 31 years. Total average remaining contract life on a volume-weighted basis at December 31, 2005 was approximately seven years.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting its downside risks. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by SFAS 71 to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

Goodwill

We recorded $326.3 million of Goodwill as discussed in Note 3 of the Notes to the Consolidated Financial Statements.  Goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

Loss Contingencies and Operating Expenses

We establish reserves for estimated loss contingencies when assessments determine that a loss is probable and the amount of the loss can be reasonably estimated. Adjustments to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or estimation of loss. Reserves for contingent liabilities are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcome. Should the outcome differ from the assumptions and estimates, revisions to estimated reserves for contingent liabilities would be required, which may impact our results of operations.

We also estimate accruals for certain operating expenses, primarily depreciation, employee benefit costs, unbilled professional fees, and ad valorem taxes. The estimates are based on historical experience, our assumptions about current period activities, and other information gathered within an accounting period. Actual results could differ from those estimated. Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued. See the accompanying Notes to Consolidated Financial Statements for further discussion of our accounting policies and methods that may include estimates.

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The three months ended March 31, 2006 reflects the impact of the Acquisition by Holdings, and the three months ended March 31, 2005 represents a pre-acquisition period. The two periods represent two different bases of accounting; however, due to the fact that our purchase price allocation considers that Central’s historical book value is equal to fair value and Central owns substantially all of our assets, there are no significant differences between the two presentations. As the excess of fair value paid over net book value was allocated to goodwill, which is non-amortizable, there is no impact on results of operations from that aspect of the allocation. Pro forma results of operations are not presented, as the only continuing impacts of the Acquisition on our results of operations are related to interest expense; these impacts are noted in the variance discussions below.

	Post-acquisition	Pre-acquisition
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Operating revenues	$47,021	$44,494
Operations and maintenance	10,020	9,324
Administrative and general	8,962	8,347
Depreciation and amortization	7,174	7,490
Taxes, other than income taxes	3,471	2,973
Operating income	17,394	16,360

Other (Income) Deductions:
Interest expense	7,333	10,226
Interest income	(564)	(219)
Miscellaneous other (income) expenses, net	(34)	35
Total Other Deductions	6,735	10,042
Income before income taxes	10,659	6,318
Provision for income taxes	4,209	3,376
Net Income	$6,450	$2,942

Comparison of the Three Months Ended March 31, 2006 and 2005

Operating revenues were $47.0 million for the quarter ended March 31, 2006, a $2.5 million, or 5.7%, increase from the prior year’s first quarter.   This increase is primarily due to increased demand for Central’s park and loan service and increased inventories in storage due to mild climate conditions.

Operations and maintenance expenses increased by $0.7 million, or 7.5%, from $9.3 million for first quarter 2005, to $10.0 million for first quarter 2006, principally due to increased integrity management costs and increased requirements for the Kansas Corporation Commission’s fully authorized operating permit applications, required for Central’s Kansas storage facilities.

Administrative and general expenses were $9.0 million and $8.3 million, for the quarter ended March 31, 2006 and 2005, respectively, a $0.6 million, or 7.4% increase. The increase is primarily attributable to $0.5 million in additional salary costs, paid or accrued, associated with employee retention agreements entered into in August 2005.

Depreciation expense was $7.2 million in the first quarter 2006 as compared to $7.5 million in the first quarter 2005, a $0.3 million, or 4.2% decrease. The change is primarily attributable to Central’s RP04-276 rate settlement that approved a lower depreciation rate on transmission assets. The new depreciation rates were implemented in May 2005.

Taxes other than income taxes increased by $0.5 million, or 16.8%, to $3.5 million for the quarter ended March 31, 2006. The increase was mainly the result of increases in state property tax assessments after giving effect to Central’s increase in revenues resulting from its RP04-276 rate proceedings.

Interest expense was $7.3 million for the quarter ended March 31, 2006 as compared to $10.2 million for the quarter ended 2005, a $2.9 million, or 28.3%, decrease. The decrease is primarily attributable to $1.9 million lower Series A Preferred Stock dividend expense due to the recapitalization of our stock in August 2005 and the $0.8 million amortization of a premium resulting from the fair valuing of the $180.0 million Senior Secured Notes due August 1, 2010 (8.5% Notes) at the date of the Acquisition. See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income increased by $0.3 million, or 157.5%, to $0.6 million for the quarter ended March 31, 2006. The increase is primarily due to higher cash balances and higher interest rates in 2006 than in 2005.

The provision for income taxes was $4.2 million for the first quarter 2006, an increase of $0.8 million, or 24.7%, from $3.4 million in the first quarter 2005, commensurate with higher pre-tax income. Dividends and other costs associated with our Series A Preferred Stock were not tax deductible. Excluding these costs, our effective tax rate for the first quarter 2006 was 39.5% as compared to 41.3% for the first quarter 2005.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements in 2006. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of May 5, 2006, we had senior secured long-term debt ratings of Ba3 from Moody’s Investors Service and BB+ from Standard & Poors, and Central had senior secured long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poors. Any downgrades in these ratings may increase our borrowing costs or limit our access to capital.

Net cash provided by operating activities for the quarters ended March 31, 2006 and 2005 was $10.2 million and $16.1 million, respectively. Cash from operating activities was lower in the first quarter 2006 primarily due to disbursements to settle higher year end 2005 accounts payable balances.  Trade and Other Payables on the accompanying Consolidated Balance Sheet were $2.5 million higher at the beginning of 2006 than at the beginning of 2005.  The variance was also due in part to less cash received from customers for reimbursable capital projects in the first quarter of 2006 as compared to the comparable period in 2005.

Net cash used in investing activities for the quarters ended March 31, 2006 and 2005 was $4.2 million and $4.8 million, respectively. Cash used in investing activities was lower in the first quarter 2006 primarily due to lower capital expenditures.

Net cash used in financing activities was $15.4 million for the quarter ended March 31, 2006 as compared to $1.4 million for the same period in 2005. Cash used for financing activities was higher in the first quarter 2006 primarily due to higher dividend payments to common equity holders, a $2.0 million working capital settlement paid to Highstar, and payment of the $7.3 million notes payable to Highstar.

8.5% Notes

At March 31, 2006, we had outstanding $180.0 million of 8.5% Senior Secured Notes due August 1, 2010 (8.5% Notes).  Interest on the 8.5% Notes was payable semi-annually in February and August.   The 8.5% Notes were subject to certain covenants that restricted, among other things, the ability of us or our subsidiaries to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities.  See Note 7 for further discussion of dividends and related restrictions.

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-Term Debt on the accompanying Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes. Associated unamortized debt issuance expenses were valued at zero on the accompanying Consolidated Balance Sheet.

On March 23, 2006, we launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, we solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default.

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  We paid approximately $13.8 million in premiums related to the tender offer.  In addition, a Supplemental Indenture for the 8.5% Notes was implemented April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.

6.75% Notes

On April 13, 2006, we completed the private offering of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016 (6.75% Notes), the proceeds of which were used to retire its 8.5% Notes tendered, including related premiums and expenses, and to pay the issuance costs of the new offering.  In connection with the offering, we entered into an indenture (6.75% Notes Indenture) dated April 13, 2006 by and between us and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2006.  The 6.75% Notes will mature on March 1, 2016.  The 6.75% Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness, including our 8.5% Notes that remain outstanding following our tender offer and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

In connection with the issuance of the 6.75% Notes, we entered into a registration rights agreement (Registration Rights Agreement), dated as of April 13, 2006, with Lehman Brothers, Inc. and Credit Suisse Securities (USA) LLC whereby we agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.  Under the Registration Rights Agreement, we are required to file an exchange offer registration statement with the SEC within 180 days after the issue date of April 13, 2006 (Issue Date) and to use its reasonable best efforts to consummate the exchange offer within 270 days after the Issue Date.

Central Credit Facility

As of March 31, 2006, Central had in place a secured credit facility (Central Credit Facility) with Union Bank of California, providing for, among other things, a term loan of $50.0 million that matured on May 1, 2006. The Central Credit Facility was secured by certain customer contracts and physical assets of Central.

In connection with Central’s first quarter 2006 refinancing discussed below, the term loan was repaid in full on April 13, 2006 and the related agreements were terminated.

Central’s 7.375% Notes

As of March 31, 2006, Central had outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006 (7.375% Notes).

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central solicited consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default. As a result of the tender offer, Central accepted for payment $155.1 million aggregate principal amount of the 7.375% Notes, which represented 88.65% of the outstanding aggregate principal amount of the 7.375% Notes.  On April 7, 2006, Central implemented the Supplemental Indenture for the 7.375% Notes, which eliminated substantially all of the original covenants and certain events of default.  On April 25, 2006, Central called for redemption the remainder of its 7.375% Notes, settlement of which was made on May 1, 2006.  Central paid approximately $2.3 million in premiums for the retirement of its 7.375% Notes pursuant to the tender offer and call for redemption.

Central’s 6.0% Notes

On April 13, 2006, Central completed the private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016 (6.0% Notes), the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses.  In connection with the offering, Central entered into an indenture (6.0% Notes Indenture) dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee.  The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2006.  The 6.0% Notes mature on June 1, 2016.  The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness, including any of Central’s 7.375% Notes that remain outstanding following Central’s tender offer for all outstanding 7.375% Notes, and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any.

At March 31, 2006, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

The declaration and payments of dividends or distributions to equity holders, under Southern Star’s 8.5% Notes Indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and available quarterly cash flows from operations, as defined in the indenture.

 A Tax Sharing Agreement is in place by and among us and Central. Pursuant to this agreement, we operate under a Federal and State Income Tax Policy which provides that we will file consolidated tax returns on behalf of ourself and Central and pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6.

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

On April 30, 2004, Central filed a general rate case under FERC Docket No. RP04-276 which became effective November 1, 2004, subject to the requirement that Central refund to customers any amounts it collects in excess of the rates ultimately allowed, with interest.  The FERC issued an Order approving the uncontested settlement of the case which became final and non-appealable as of May 19, 2005. At June 30, 2005, Central had a payable to customers of $5.5 million, including interest, for amounts collected from customers in excess of settled rates. The refunds of $5.5 million, including interest, were made to customers on July 1, 2005. The terms of the settlement preclude Central from filing another rate case changing settled rates to be effective prior to November 1, 2006 and require it to file a rate case to be effective no later than November 1, 2008. In addition, the terms of the settlement provide for a moratorium on any rate complaints or challenges under Section 5 of the NGA by any party other than the FERC proposing a change to settled rates effective before November 1, 2006.

Prior to the Acquisition, we entered into employee retention agreements with the officers of Central. Pursuant to the agreements, in August 2005, initial payments of approximately $3.2 million were made to the officers upon execution of the agreements and were recorded in Administrative and general expenses at that time. These agreements also require annual payments to those employees over the next five years, totaling $9.3 million unless the employee is terminated for Cause, as defined in the agreements. We are accruing the expenses associated with these payments ratably over the period services are being provided.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $39.0 million in 2006 including $9.4 million for its Ozark Trails Expansion Project. For the three month period ended March 31, 2006, our capital expenditures were $4.2 million.  In March 2006, Central signed precedent agreements with customers in regard to the Ozark Trails Expansion Project and filed for FERC approval with an anticipated in-service date of December 1, 2006.

Central expects to contribute, in 2006, $8.0 million to its Union and Non-Union Retirement Plans. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets as needed.

Contingencies

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty (Notice) from the Department of Transportation (DOT) for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  The proposed penalty was recorded as miscellaneous other expenses in the third quarter of 2005. After the incident, Central conducted a detailed investigation into the cause of this failure and proposed and implemented several recommendations which have been incorporated permanently into Central’s Operations and Maintenance procedures and into Central’s gas control alarm systems. Central also received requests for information from the Kansas Corporation Commission and the DOT and responded fully to all the requests. Central responded to the DOT by appealing the assessed civil penalty. In addition, Central presented information intended to clarify the facts concerning the subject incident to DOT at an administrative hearing February 2, 2006, at DOT’s Central Region Office in Kansas City, Missouri. On May 2, 2006, Central received the Final Order assessing a civil penalty of approximately $0.3 million.  Central is considering its options for submitting a Petition for Reconsideration of this Final Order.

See Note 6 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor, materials and supplies cost can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products based upon the effect of inflation on costs.

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

Generally, construction and maintenance on Central’s pipeline occurs during the summer months when volume throughput is usually lower than during the winter heating season. As such, operating and maintenance expenses are generally higher in the second and third quarters and the majority of our capital expenditures are incurred during this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is limited to interest rate risk on its long-term debt. All interest is fixed.  The Company’s long-term debt at March 31, 2006, had a carrying value of $418.6 million and a fair value of $422.5 million. On April 13, 2006, the Company completed the refinancing of its long-term debt, further discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements.  The carrying value of the new long-term debt at May 11, 2006, was $433.1 million and its fair value approximated its carrying value.  The Company also has outstanding $3.0 million of the 8.5% Notes that were not tendered.  The fair value of these untendered notes was $3.4 million at May 11, 2006.  The weighted-average interest rate of the Company’s long-term debt was 6.59%. The Company’s $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016 and the remaining untendered issues of the $180.0 million (8.5%) long-term debt issue mature in 2010.

The Company’s $8.3 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

 Our current debt instruments contain restrictive covenants that may restrict our ability to pursue our business strategies.

The covenants limit our ability, among other things, to:

•

make investments;

•

incur or guarantee additional indebtedness;

•

pay dividends or make other distributions on capital stock or redeem or repurchase capital stock;

•

create liens;

•

incur dividend or other payment restrictions affecting subsidiaries;

•

merge or consolidate with other entities;

•

enter into transactions with affiliates;

 Our ability to comply with these covenants may be affected by many events beyond our control. Failure to comply with these covenants could result in an event of default, which could cause the notes (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. In addition, complying with these covenants may also cause us to take actions that are not favorable to the equity holders and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

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

SOUTHERN STAR CENTRAL CORP.
May 11, 2006	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 11, 2006	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

No annual report or proxy material has been sent to security holders.

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

I, Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Southern Star Central Corp.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) - 15(f) and 15(d) - 15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 11, 2006
Jerry L. Morris

Exhibit 31.2

CERTIFICATION

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Southern Star Central Corp.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) - 15(f) and 15(d) - 15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

	Signature	Title	Date
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 11, 2006
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002 and is not intended to be used or relied upon for any other purpose.

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 11, 2006
Jerry L. Morris
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 11, 2006
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.