Form 10-Q
period 2006-06-30
SOUTHERN STAR CENTRAL CORP
filed 2006-08-09
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2006

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of August 9, 2006.

TABLE OF CONTENTS

2006 FORM 10-Q

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,412	$62,287
Receivables:
Trade	14,574	15,948
Income taxes	328	285
Transportation and exchange gas	15,604	1,919
Other	1,964	7,334
Inventories	6,047	5,741
Deferred income taxes	6,892	1,375
Costs recoverable from customers	8,784	8,500
Prepaid expenses	2,323	4,519
Derivative instrument asset – hedges	—	460
Other	542	2,234
Total current assets	103,470	110,602

Property, Plant and Equipment, at cost:
Natural gas transmission plant	506,987	506,223
Other natural gas plant	29,564	22,280
	536,551	528,503
Less – Accumulated depreciation and amortization	(14,155)	(796)
Property, plant and equipment, net	522,396	527,707

Other Assets:
Goodwill	326,395	324,366
Costs recoverable from customers	39,929	41,085
Prepaid expenses	1,412	1,551
Postretirement benefits other than pensions	7,419	7,027
Other deferred and noncurrent assets	11,701	3,965
Total other assets	386,856	377,994
Total Assets	$1,012,722	$1,016,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Notes	$—	$7,250
Trade	1,156	2,497
Transportation and exchange gas	15,604	1,919
Other	2,304	5,274
Accrued other taxes	5,654	5,067
Accrued interest	6,202	8,548
Accrued payroll and employee benefits	17,423	19,613
Costs refundable to customers	—	1,741
Current maturities of long-term debt	—	224,912
Capitalized lease obligation due in one year	750	735
Other accrued liabilities	7,785	7,529
Total current liabilities	56,878	285,085

Long-Term Debt:
Capitalized lease obligation	7,520	7,900
Other long-term debt	431,742	194,444
Total long-term debt	439,262	202,344

Other Liabilities and Deferred Credits:
Deferred income taxes	31,881	18,695
Postretirement benefits other than pensions	10,588	10,165
Asset retirement obligations	2,228	2,157
Costs refundable to customers	7,535	7,143
Environmental remediation	3,397	3,598
Accrued pension	19,013	21,441
Other	1,254	1,161
Total other liabilities and deferred credits	75,896	64,360

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding, June 30, 2006 and December 31, 2005	—	—
Premium on capital stock and other paid-in capital	434,774	454,721
Retained earnings	5,912	9,751
Accumulated other comprehensive income	—	42
Total stockholder’s equity	440,686	464,514
Total Liabilities and Stockholder’s Equity	$1,012,722	$1,016,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Post-acquisition	Pre-acquisition
	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005

	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$41,689	$41,814
Storage	5,047	4,156
Other revenue	207	207
Total operating revenues	46,943	46,177

Operating Costs and Expenses:
Operations and maintenance	10,528	10,072
Administrative and general	8,611	9,388
Depreciation and amortization	7,257	6,491
Taxes, other than income taxes	3,179	3,286
Total operating costs and expenses	29,575	29,237

Operating Income	17,368	16,940

Other (Income) Deductions:
Interest expense	8,259	10,245
Interest income	(666)	(344)
Miscellaneous other income, net	(132)	(303)
Total other deductions	7,461	9,598

Income Before Income Taxes	9,907	7,342

Provision for Income Taxes	3,995	3,645

Net Income	$5,912	$3,697

Reconciliation of net income to total comprehensive income:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005

Net income	$5,912	$3,697
Change in value of interest rate swap(s)	67	(116)
Related tax benefit	(28)	45
Total comprehensive income	$5,951	$3,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$83,235	$81,978
Storage	10,276	8,350
Other revenue	453	343
Total operating revenues	93,964	90,671

Operating Costs and Expenses:
Operations and maintenance	20,548	19,396
Administrative and general	17,573	17,735
Depreciation and amortization	14,431	13,981
Taxes, other than income taxes	6,650	6,259
Total operating costs and expenses	59,202	57,371

Operating Income	34,762	33,300

Other (Income) Deductions:
Interest expense	15,592	20,471
Interest income	(1,230)	(563)
Miscellaneous other income, net	(166)	(268)
Total other deductions	14,196	19,640

Income Before Income Taxes	20,566	13,660

Provision for Income Taxes	8,204	7,021

Net Income	$12,362	$6,639

Reconciliation of net income to total comprehensive income:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Net income	$12,362	$6,639
Change in value of interest rate swap(s)	(68)	172
Related tax benefit (provision)	26	(67)
Total comprehensive income	$12,320	$6,744

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$12,362	$6,639
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	14,431	13,981
Deferred income taxes	7,847	6,962
Provision for dividends on mandatorily redeemable preferred stock	—	3,292
Amortization of debt discount/premium and expense	(4)	1,236
Termination of interest rate swaps	240	—
Receivables	10,043	1,682
Inventories	(306)	(53)
Other current assets	(1,195)	2,218
Payables and accrued liabilities	(8,288)	(3,180)
Provision for rate and regulatory matters	—	2,502
Other, including changes in noncurrent assets and liabilities	290	532
Net cash provided by operating activities	35,420	35,811

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(10,233)	(6,863)
Proceeds from sales and salvage values, net of costs of removal	559	(657)
Net cash used in investing activities	(9,674)	(7,520)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	428,633	—
Payments of notes payable	(7,250)	—
Early retirement of debt	(418,673)	(5,000)
Mandatorily redeemable preferred stock dividends	—	(2,282)
Common dividends/return of capital	(36,201)	(13,867)
Debt issuance costs	(5,789)	(60)
Capital lease payments	(365)	—
Other financing	(1,976)	—
Net cash used in financing activities	(41,621)	(21,209)

Increase (decrease) in cash and cash equivalents	(15,875)	7,082

Cash and cash equivalents at beginning of period	62,287	41,702

Cash and cash equivalents at end of period	$46,412	$48,784

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$17,171	$17,831
Income tax, net	400	25

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

On August 11, 2005, GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings, acquired all of the outstanding capital stock of Southern Star Central Corp., or Southern Star, owned by AIG Highstar Capital L.P., or Highstar, for $389.1 million in cash, plus the assumption of $467.9 million in long-term debt, including current maturities, and Series A Preferred Stock, such that following the transaction Holdings owned all of the outstanding capital stock of Southern Star.  This transaction is hereinafter referred to as the Acquisition.

Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. Southern Star also owns the development rights for the Western Frontier project, which could be developed in the future.

The term “the Company” denotes Southern Star Central Corp. and its subsidiaries.

Central

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main market areas.

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 39 compressor stations with approximately 205,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2006, Central had transportation customer contracts with approximately 131 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 571 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act, or NGA, of 1938 and under the Natural Gas Policy Act, or NGPA, of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required or available under the NGA.

2. Basis of Presentation

The Acquisition of Southern Star was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations.” The purchase price has been “pushed down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the periods ending prior to August 12, 2005 reflect the operations of the Company prior to the Acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC.

3. Acquisition

On August 11, 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of the outstanding capital stock of Southern Star owned by Highstar for $389.1 million in cash, plus the assumption of $413.5 million of long-term debt, including current maturities, and $54.4 million of Series A Preferred Stock. The stock of Southern Star was immediately recapitalized and the Series A Preferred Stock, which was owned by a GE affiliate, was converted to common stock.  In March 2006, the Company paid approximately $2.0 million to Highstar as a final working capital settlement.

The total purchase price was $454.8 million, including the $389.1 million paid in cash and Acquisition costs of $1.2 million. Additionally, a GE affiliate contributed all of Southern Star’s Series A Preferred Stock and its 2% common stock ownership to Holdings at a total market value of $64.5 million.

The purchase price allocation is reflected on the accompanying Consolidated Balance Sheets. The Acquisition adjustments indicated below include costs related solely to the Acquisition by Holdings.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of Acquisition (expressed in thousands):

Cash and cash equivalents	$ 42,549
Receivables	52,755
Inventories	5,815
Other current assets	12,227
Regulatory assets—current	14,630
Property, plant and equipment	524,575
Regulatory assets—noncurrent	40,473
Postretirement benefits other than pensions asset	6,620
Other assets	5,779
Current maturities of long-term debt	(50,000)
Capitalized lease obligation due in one year	(735)
Current liabilities—other	(88,937)
Long-term debt	(370,547)
Capitalized lease obligation	(7,900)
Regulatory liabilities—noncurrent	(7,030)
Deferred tax liability	(14,042)
Postretirement benefits other than pensions liability	(9,232)
Accrued pension liability	(23,468)
Other long-term liabilities	(5,153)
Goodwill	326,395
Net purchase price, including related Acquisition costs	$ 454,774

As Central’s rates are regulated by the FERC, and the FERC does not generally allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. The total purchase price including Acquisition costs exceeded the fair value of the Company’s net assets and liabilities, after giving effect to the $2.0 million working capital settlement discussed above, by $326.4 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Under the terms of the Acquisition agreement, Highstar is generally liable for the net current taxes through the Acquisition date.

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

Goodwill

The Company has recorded $326.4 million of Goodwill as discussed in Note 3. Goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142.

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax bases of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

A Tax Sharing Agreement is in place by and among Southern Star and Central. Pursuant to this agreement, Southern Star and Central adopted a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations,” to clarify the requirement to record liabilities stemming from a legal obligation to retire fixed assets when a retirement depends on a future event. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In 2005, in accordance with FIN 47, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The recognition of the ARO resulted in an increase in net Property, plant and equipment of $0.1 million, the recognition of an ARO liability of $2.2 million and an increase in regulatory assets of $2.1 million on the accompanying Consolidated Balance Sheets.

Recent Accounting Standards

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized. The Order became effective January 1, 2006. Amounts capitalized in periods prior to that date are permitted to remain as recorded. The Company has recorded $0.7 million and $1.3 million for the three and six months ended June 30, 2006, respectively, for safety assessment expenses.

5. Financing

The following table sets forth the components of long-term debt (expressed in thousands):

	June 30, 2006	December 31, 2005
8.5% Senior Secured Notes due 2010	$3,080	$180,000
Term Loan (LIBOR + 1.75%) due 2006	—	50,000
7.375% Senior Notes due 2006	—	175,000
6.75% Senior Notes due 2016	200,000	—
6.0% Senior Notes due 2016	230,000	—
Unamortized premium (discount), net	(1,338)	14,356
Capitalized lease obligation	8,270	8,635
Total long-term debt	$440,012	$427,991

8.5% Notes

Prior to April 13, 2006, Southern Star had outstanding $180.0 million of 8.5% Senior Secured Notes due August 1, 2010, or 8.5% Notes. Interest on the 8.5% Notes is payable semi-annually in February and August. The 8.5% Notes were subject to certain covenants that restricted, among other things, the Company or its subsidiaries’ ability to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities. See Note 8 for further discussion of dividends and related restrictions.

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt on the accompanying December 31, 2005 Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes and associated unamortized debt issuance expenses were valued at zero.

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default.

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  Southern Star paid approximately $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default. At June 30, 2006, Southern Star had a remaining principal balance of $3.1 million for the 8.5% Notes reflected on the accompanying Consolidated Balance Sheet.

6.75% Notes

On April 13, 2006, Southern Star completed a private offering of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Notes, the proceeds of which were used to retire the 8.5% Notes tendered, including related premiums and expenses, and to pay the issuance costs of the new offering.  In connection with the offering, Southern Star entered into an indenture, or 6.75% Notes Indenture, dated April 13, 2006 by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

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

In connection with the issuance of the 6.75% Notes, Southern Star entered into a registration rights agreement, or Registration Rights Agreement, dated as of April 13, 2006, whereby Southern Star agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Under the Registration Rights Agreement, Southern Star is required to file an exchange offer registration statement with the SEC within 180 days after the issue date of April 13, 2006, or Issue Date, and to use its reasonable best efforts to consummate the exchange offer within 270 days after the Issue Date. The registration statement was filed on June 30, 2006 and was declared effective on August 2, 2006.  The exchange offer expires on August 31, 2006, unless extended by us.

Central Credit Facility

Prior to April 13, 2006, Central had in place a secured credit facility, or Central Credit Facility, with Union Bank of California, providing for, among other things, a term loan of $50.0 million that matured on May 1, 2006. The Central Credit Facility was secured by certain customer contracts and physical assets of Central.

In connection with Central’s 2006 refinancing discussed below, the term loan was repaid in full on April 13, 2006 and the related agreements were terminated.

Central’s 7.375% Notes

Prior to April 13, 2006, Central had outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006, or 7.375% Notes.

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central solicited consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default.

 As a result of the tender offer, Central accepted for payment $155.1 million aggregate principal amount of the 7.375% Notes. On April 7, 2006, Central entered into the Supplemental Indenture for the 7.375% Notes, which eliminated substantially all of the original covenants and certain events of default. On April 25, 2006, Central called for redemption the remainder of its 7.375% Notes, settlement of which was made on May 1, 2006. Central paid $177.6 million to reacquire the debt, which had a carrying value of $174.9 million. The premiums and expenses related to the tender and call will be amortized over the life of the new debt, as permitted by FERC accounting regulations.

Central’s 6.0% Notes

On April 13, 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes, the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses. In connection with the offering, Central entered into an indenture, or 6.0% Notes Indenture, dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2006. The 6.0% Notes mature on June 1, 2016. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any.

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, plant and equipment on the accompanying Consolidated Balance Sheets as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization on the accompanying Consolidated Balance Sheets. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

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

As of June 30, 2006, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. At June 30, 2006, Central had accrued a liability of approximately $4.4 million, representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years.

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

Pipeline Safety

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty, or Notice, from the Department of Transportation, or DOT, for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  The proposed penalty was recorded as miscellaneous other expenses in the third quarter of 2005. On May 2, 2006, Central received the Final Order assessing a civil penalty of approximately $0.3 million which was paid on May 17, 2006.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas (the Price Litigation)

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, the Original Class Action Petition alleges that the defendants have undermeasured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Summary of Commitments and Contingencies

In connection with the purchase of Central by Southern Star from The Williams Companies, Inc., or Williams, in 2002, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Price Litigation. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements, and to cooperate in general with Central in the preparation of its defense.

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

7.  Income Taxes

The use of net operating loss carryforwards occurring prior to the Acquisition has annual limitations under Section 382 of the Internal Revenue Code, based upon the product of the value of Southern Star at the date of Acquisition times the long-term tax-exempt rate (4.2%), as generally defined under Section 1274(d) of the Internal Revenue Code. The Company estimates the limitation on the use of pre-Acquisition net operating losses to be approximately $16.0 million computed on an annual basis.

8. Dividends and Related Restrictions

The Company’s 6.75% Notes contain restrictions on the declaration and payment of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations, as defined in the indenture.

9. Employee Benefit Plans

The Company recognized its net actuarial gains/losses at the date of Acquisition for each of its pension and welfare benefit plans pursuant to the requirements of SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As such, amortization of those amounts is not included in net periodic expenses discussed below for periods after the date of Acquisition. The previously unrecognized amounts have been included in regulatory assets/liabilities on the accompanying Consolidated Balance Sheets, which will be amortized as recovered through rates.

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

Retirement Plan

Pension expense for the Company’s pension plans for the post-acquisition period ended June 30, 2006 and the pre-acquisition period ended June 30, 2005 was $3.8 million and $3.1 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Components of net periodic pension expense:
Service cost	$752	$734
Interest cost	978	1,107
Expected return on plan assets	(645)	(716)
Amortization of net loss	—	18
Employee transfers	(198)	(70)
Settlement recognition	53	281
Regulatory recovery of costs	2,120	871
Net periodic pension expense	$3,060	$2,225

Non-Union Retirement Plan
	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Components of net periodic pension expense:
Service cost	$1,178	$1,095
Interest cost	227	152
Expected return on plan assets	(225)	(167)
Amortization of net loss	—	30
Employee transfers	198	70
Regulatory accrual of costs	(688)	(330)
Net periodic pension expense	$690	$850

Through the second quarter of 2006, the Company has made contributions to the pension plans totaling $4.7 million.

Postretirement Benefits Other than Pensions

Central’s Group Medical-Health Plus Plan, or Welfare Plan, provides medical and life insurance benefits to certain employees who retire under Central’s retirement plans. The Welfare Plan is contributory for medical and contributory for some retired employees for life insurance benefits in excess of specified limits. Eligible employees under the Welfare Plan are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.

The following table sets forth the components of net periodic postretirement benefit costs, for the periods indicated (expressed in thousands):

	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Components of net periodic benefit expense:
Service cost	$282	$277
Interest cost	922	943
Expected return on plan assets	(909)	(900)
Recognized actuarial gain	(169)	(289)
Regulatory (accrual) recovery of costs	(126)	644
Net periodic benefit expense	$—	$675

 Through the second quarter of 2006, the Company did not make any contributions to this plan.

 10. Related Party Transactions

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services.  The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.  During the first six months of 2006, Central paid approximately $0.5 million for service fees and expenses to EFS Services, LLC.

In addition, on August 11, 2005, Southern Star entered into an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

11.  Employee Retention Agreements

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central. Pursuant to the agreements, initial payments of approximately $3.2 million were made in August 2005 to the officers upon execution of the agreements and were recorded in Administrative and general expenses at that time. These agreements also require annual payments to those employees over the next five years, totaling $9.3 million, unless the employee is terminated for Cause, as defined in the agreements. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. These accrued expenses totaled $1.7 million and $0.7 million as of   June 30, 2006 and December 31, 2005, respectively, and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements,” “Risk Factors,” and elsewhere in this document.

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and other similar expressions identify some of the statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

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

Other factors and assumptions not identified above, including without limitation, those described under “Risk Factors” included elsewhere herein may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

General

The Acquisition

On August 11, 2005, GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or  CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings, acquired all of our outstanding capital stock owned by AIG Highstar Capital L.P., or Highstar, for a purchase price of $389.1 million in cash,  plus the assumption of $467.9 million in long-term debt, including current maturities, and Series A Preferred Stock, such that following the transaction Holdings owned all of our outstanding capital stock.  This transaction is hereinafter referred to as the Acquisition. Following the Acquisition, our capital stock was immediately recapitalized and the Series A Preferred Stock was converted into common stock. Southern Star acquired Central, our only operating subsidiary, in 2002.

The Acquisition has been accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations.” The purchase price of the Acquisition has been “pushed down” and allocated to our assets and liabilities.

As Central’s rates are regulated by the Federal Energy Regulatory Commission, or FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the Acquisition date. The total purchase price including Acquisition costs exceeded the fair value of our net assets and liabilities, including a working capital settlement, by $326.4 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC.

The Business

Southern Star is the parent company of Central, our only operating subsidiary, and the sole source of our operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest. Central’s primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 30 years. Total average remaining contract life on a volume-weighted basis at June 30, 2006 was approximately seven years.

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

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant. As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services. Expansion of its pipeline system or provision of new services generally requires authorization from the FERC. Our risk of declining profits or cash flows are primarily related to Central’s ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and our ability to prudently manage our costs. We expect to continue to manage our operating costs and to renew expiring contracts on favorable terms. Central and Missouri Gas Energy, or MGE, one of its major customers, have recently signed agreements extending to 2013 the life of its contracts set to expire in 2006, 2008 and 2010.

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting our downside risks. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

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

Goodwill

We recorded $326.4 million of Goodwill as discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements. Goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

Results of Operations

The results of operations for three and six months ended June 30, 2006 reflect the impact of the Acquisition by Holdings, and the three and six months ended June 30, 2005 represent pre-acquisition periods. The periods represent two different bases of accounting; however, due to the fact that our purchase price allocation takes into account that Central’s historical book value is equal to fair value and Central owns substantially all of our assets, there are no significant differences between the two presentations. As the excess of fair value paid over net book value was primarily allocated to goodwill, which is non-amortizable, there is no impact on results of operations from that aspect of the allocation. Pro forma results of operations are not presented; any impacts are noted in the variance discussions below.

The following table sets forth our selected results of operations data for the three-month periods ended June 30, 2006 and 2005 (in thousands):

	Post-acquisition	Pre-acquisition
	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005

Operating revenues	$46,943	$46,177
Operations and maintenance	10,528	10,072
Administrative and general	8,611	9,388
Depreciation and amortization	7,257	6,491
Taxes, other than income taxes	3,179	3,286
Operating income	17,368	16,940

Other (Income) Deductions:
Interest expense	8,259	10,245
Interest income	(666)	(344)
Miscellaneous other income, net	(132)	(303)
Total Other Deductions	7,461	9,598
Income before income taxes	9,907	7,342
Provision for income taxes	3,995	3,645
Net Income	$5,912	$3,697

Comparison of the Three Months Ended June 30, 2006 and 2005

Operating revenues were $46.9 million for the three months ended June 30, 2006, a $0.8 million, or 1.7%, increase from the same period in the prior year. This increase is primarily due to higher storage revenues resulting mainly from increased inventories in storage due to mild climate conditions.

Operations and maintenance expenses for the three months ended June 30, 2006 increased by $0.5 million, or 4.5%, from $10.1 million for the same prior year period, primarily due to increased integrity management costs and increased requirements for the Kansas Corporation Commission’s, or KCC, fully authorized operating permit applications required for Central’s Kansas storage facilities. The increase was partially offset by lower environmental remediation costs due to timing of expenditures.

Administrative and general expenses were $8.6 million and $9.4 million for the quarter ended June 30, 2006 and 2005, respectively, a $0.8 million, or 8.3%, decrease. The decrease is primarily attributable to lower incentive and benefit costs for the three months ended June 30, 2006 and the discontinuation of mainframe computer usage at the end of 2005.

Depreciation expense was $7.3 million in the second quarter of 2006 as compared to $6.5 million for the same quarter in 2005, a $0.8 million, or 11.8%, increase. The increase is primarily attributable to a $0.5 million depreciation adjustment in 2005, related to Central’s RP04-276 rate settlement.

Interest expense decreased by $2.0 million, or 19.4%, to $8.3 million for the three months ended June 30, 2006. The decrease is primarily attributable to $1.9 million lower Series A Preferred Stock dividend expense as a result of the recapitalization of our stock in August 2005. The decrease is also due in part to lower interest rates resulting from our debt refinancing in 2006.  See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income increased by $0.3 million, or 93.6%, to $0.7 million for the quarter ended June 30, 2006. The increase is primarily due to higher cash balances and higher interest rates in 2006 than in 2005.

Miscellaneous other income was $0.1 million compared to $0.3 million for the three months ended June 30, 2006 and 2005, respectively, a $0.2 million or 56.4%, decrease. The decrease is primarily due to the recording of $0.3 million in salvage of excess material from an abandoned business development project in 2005.

The provision for income taxes was $4.0 million for the second quarter 2006, an increase of $0.4 million, or 9.6%, from the second quarter 2005, commensurate with higher pre-tax income. Dividends and other costs associated with our Series A Preferred Stock were not tax deductible. Excluding these costs, our effective tax rate for the second quarter 2006 was 40.3% as compared to 39.7% for the second quarter 2005.

The following table sets forth our selected results of operations data for the six-month periods ended June 30, 2006 and 2005 (in thousands):

	Post-acquisition	Pre-acquisition
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Operating revenues	$93,964	$90,671
Operations and maintenance	20,548	19,396
Administrative and general	17,573	17,735
Depreciation and amortization	14,431	13,981
Taxes, other than income taxes	6,650	6,259
Operating income	34,762	33,300

Other (Income) Deductions:
Interest expense	15,592	20,471
Interest income	(1,230)	(563)
Miscellaneous other income, net	(166)	(268)
Total Other Deductions	14,196	19,640
Income before income taxes	20,566	13,660
Provision for income taxes	8,204	7,021
Net Income	$12,362	$6,639

Comparison of the Six Months Ended June 30, 2006 and 2005

Operating revenues were $94.0 million for six months ended June 30, 2006, a $3.3 million, or 3.6%, increase from the same period in the prior year. This increase is primarily due to increased demand for Central’s park and loan service and increased inventories in storage due to mild climate conditions.

Operations and maintenance expenses increased by $1.2 million, or 5.9%, to $20.5 million for the six months ended June 30, 2006, principally due to increased integrity management costs and increased requirements for the KCC’s fully authorized operating permit applications, required for Central’s Kansas storage facilities. The increase was partially offset by lower environmental remediation costs due to timing of expenditures.

Administrative and general expenses decreased by $0.2 million, or 0.9%, to $17.6 million for the six months ended June 30, 2006. The decrease is primarily attributable to lower 2006 incentive costs, the discontinuation of mainframe computer usage at the end of 2005, and a 2005 adjustment related to the timing of the Department of Transportation, or DOT, annual user fee. The decrease was partially offset by additional salary costs, accrued for employee retention agreements entered into in August 2005.

Depreciation expense increased by $0.5 million, or 3.2%, to $14.4 million for the six months ended June 30, 2006. The change is primarily attributable to a $0.5 million depreciation adjustment in 2005, related to Central’s RP04-276 rate settlement.

Taxes other than income taxes increased by $0.4 million, or 6.2%, to $6.7 million for the six months ended June 30, 2006. The increase was mainly the result of increased state property tax accruals after giving effect to Central’s increase in revenues resulting from its RP04-276 rate proceedings.

Interest expense was $15.6 million for the six months ended June 30, 2006 as compared to $20.5 million for the same period in 2005, a $4.9 million, or 23.8%, decrease. The decrease is primarily attributable to $3.7 million lower Series A Preferred Stock dividend expense due to the recapitalization of our stock in August 2005. The decrease was also due in part to lower interest rates resulting from our debt refinancing in 2006. See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income increased by $0.7 million, or 118.5%, to $1.2 million for the six months ended June 30, 2006. The increase is primarily due to higher cash balances and higher interest rates in 2006 than in 2005.

Miscellaneous other income was $0.2 million compared to $0.3 million for the six months ended June 30, 2006 and 2005, respectively, a $0.1 million, or 38.1%, decrease. The decrease is primarily due to the recording of $0.3 million in salvage of excess material from an abandoned business development project in 2005.

The provision for income taxes was $8.2 million for the first six months of 2006, an increase of $1.2 million, or 16.8%, from $7.0 million in the same period in 2005, commensurate with higher pre-tax income. Dividends and other costs associated with our Series A Preferred Stock were not tax deductible. Excluding these costs, our effective tax rate for the first six months of 2006 was 39.9% as compared to 40.4% for the same period in 2005.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of August 4, 2006, we had senior long-term debt ratings of Ba3 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our borrowing costs or limit our access to capital.

Net cash provided by operating activities was comparable for the six months ended June 30, 2006 and 2005.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $9.7 million and $7.5 million, respectively. Cash used in investing activities was higher in the first six months of 2006 primarily due to higher capital expenditures.

Net cash used in financing activities was $41.6 million for the six months ended June 30, 2006 as compared to $21.2 million for the same period in 2005. Cash used for financing activities was higher in 2006 primarily due to $22.3 million higher dividend payments to common equity holders, a $2.0 million working capital settlement paid to Highstar, payment of the $7.3 million notes payable to Highstar, offset by net proceeds associated with our debt refinancing.  See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion on our long-term debt.

8.5% Notes

Prior to April 13, 2006, we had outstanding $180.0 million of 8.5% Senior Secured Notes due August 1, 2010, or 8.5% Notes.  Interest on the 8.5% Notes is payable semi-annually in February and August.  The 8.5% Notes were subject to certain covenants that restricted, among other things, our or our subsidiaries’ ability to make investments; incur additional indebtedness; pay dividends on, or redeem capital stock; create liens; sell assets; or engage in certain other business activities. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of dividends and related restrictions.

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt on the accompanying December 31, 2005 Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes and associated unamortized debt issuance expenses were valued at zero.

On March 23, 2006, we launched a tender offer pursuant to which we offered to purchase all of our outstanding 8.5% Notes. As part of this tender offer, we solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  Southern Star paid approximately $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded.   Fees of approximately $0.5 million associated with the tender were also charged to expense.  In addition, we entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.  At June 30, 2006, we had a remaining principal balance of $3.1 million for the 8.5% Notes reflected on the accompanying Consolidated Balance Sheet.

6.75% Notes

On April 13, 2006, we completed a private offering of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Notes, the proceeds of which were used to retire the 8.5% Notes tendered, including related premiums and expenses, and to pay the issuance costs of the new offering.  In connection with the offering, we entered into an indenture, or 6.75% Notes Indenture, dated April 13, 2006 by and between us and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2006.  The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness, including our 8.5% Notes that remain outstanding following our tender offer and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

In connection with the issuance of the 6.75% Notes, we entered into a registration rights agreement, or Registration Rights Agreement, dated as of April 13, 2006, whereby we agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.  Under the Registration Rights Agreement, we are required to file an exchange offer registration statement with the SEC within 180 days after the issue date of April 13, 2006, or Issue Date, and to use our reasonable best efforts to consummate the exchange offer within 270 days after the Issue Date. The registration statement was filed on June 30, 2006 and was declared effective on August 2, 2006.  The exchange offer expires on August 31, 2006, unless extended by us.

Central Credit Facility

Prior to April 13, 2006, Central had in place a secured credit facility, or Central Credit Facility, with Union Bank of California, providing for, among other things, a term loan of $50.0 million that matured on May 1, 2006. The Central Credit Facility was secured by certain customer contracts and physical assets of Central.

In connection with Central’s 2006 refinancing discussed below, the term loan was repaid in full on April 13, 2006 and the related agreements were terminated.

Central’s 7.375% Notes

Prior to April 13, 2006, Central had outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006, or 7.375% Notes.

On March 23, 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As part of this tender offer, Central solicited consents to amend the indenture governing the 7.375% Notes to eliminate substantially all of the covenants and certain events of default.

As a result of the tender offer, Central accepted for payment $155.1 million aggregate principal amount of the 7.375% Notes. On April 7, 2006, Central entered into a Supplemental Indenture for the 7.375% Notes, which eliminated substantially all of the original covenants and certain events of default. On April 25, 2006, Central called for redemption the remainder of its 7.375% Notes, settlement of which was made on May 1, 2006. Central paid $177.6 million to reacquire the debt, which had a carrying value of $174.9 million.   The premiums and expenses related to the tender and call will be amortized over the life of the new debt, as permitted by FERC accounting regulations.

Central’s 6.0% Notes

On April 13, 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes, the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses. In connection with the offering, Central entered into an indenture, or 6.0% Notes Indenture, dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee.  The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2006. The 6.0% Notes mature on June 1, 2016. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any.

At June 30, 2006, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

The declaration and payments of dividends or distributions to equity holders, under the  6.75% Notes Indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations, as defined in the indenture.

 A Tax Sharing Agreement is in place by and among Southern Star and Central. Pursuant to this agreement, we operate under a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of ourself and Central and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6.

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

Prior to the Acquisition, we entered into employee retention agreements with the officers of Central. Pursuant to the agreements, initial payments of approximately $3.2 million were made in August 2005 to the officers upon execution of the agreements and were recorded in Administrative and general expenses at that time. These agreements also require annual payments to those employees over the next five years, totaling $9.3 million unless the employee is terminated for Cause, as defined in the agreements. We are accruing the expenses associated with these payments ratably over the period services are being provided.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $39.0 million in 2006 including $9.4 million for our Ozark Trails Expansion Project. For the six month period ended June 30, 2006, our capital expenditures were $10.2 million. In March 2006, Central signed precedent agreements with customers in regard to the Ozark Trails Expansion Project and filed for FERC approval with an anticipated in-service date of December 1, 2006.

Central expects to contribute, in 2006, $8.0 million to its Union and Non-Union Retirement Plans. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities and by accessing capital markets as needed.

Contingencies

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty, or Notice, from the DOT for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations. The proposed penalty was recorded as miscellaneous other expenses in the third quarter of 2005. On May 2, 2006, Central received the Final Order assessing a civil penalty of approximately $0.3 million which was paid on May 17, 2006.

See Note 6 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor, materials and supplies costs can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products based upon the effect of inflation on costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on long-term debt. All interest is fixed. Our long-term debt at June 30, 2006, had a carrying value of $431.7 million and a fair value of $432.9 million. The weighted-average interest rate of our long-term debt was 6.60%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016 and the remaining untendered issues of the $180.0 million (8.5%) long-term debt issue mature in 2010.

Our $8.3 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006. There were no material changes in our internal control over financial reporting during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our 2005 Annual Report on Form 10-K and our first quarter Form 10-Q includes a detailed discussion of our risk factors.  No updates to this information are presented.

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

SOUTHERN STAR CENTRAL CORP.
August 9, 2006	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 9, 2006	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

No annual report or proxy material has been sent to security holders.

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 9, 2006
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

	Signature	Title	Date
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 9, 2006
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 9, 2006
Jerry L. Morris
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 9, 2006
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.