Form 10-Q
period 2006-09-30
SOUTHERN STAR CENTRAL CORP
filed 2006-11-13
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2006

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of November 13, 2006.

TABLE OF CONTENTS

2006 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$50,343	$62,287
Receivables:
Trade	14,545	15,948
Income taxes	443	285
Transportation and exchange gas	1,022	1,919
Other	1,841	7,334
Inventories	6,283	5,741
Deferred income taxes	6,605	1,375
Costs recoverable from customers	8,500	8,500
Prepaid expenses	1,320	4,519
Derivative instrument asset – hedges	—	460
Other	3,133	2,234
Total current assets	94,035	110,602

Property, Plant and Equipment, at cost:
Natural gas transmission plant	512,137	506,223
Other natural gas plant	30,227	22,280
	542,364	528,503
Less – Accumulated depreciation and amortization	(17,063)	(796)
Property, plant and equipment, net	525,301	527,707

Other Assets:
Goodwill	326,395	324,366
Costs recoverable from customers	39,005	41,085
Prepaid expenses	1,343	1,551
Postretirement benefits other than pensions	7,876	7,027
Other deferred and noncurrent assets	11,562	3,965
Total other assets	386,181	377,994
Total Assets	$1,005,517	$1,016,303

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Notes	$—	$7,250
Trade	2,078	2,497
Transportation and exchange gas	1,022	1,919
Other	3,095	5,274
Accrued taxes, other than income taxes	8,551	5,067
Accrued interest	7,715	8,548
Accrued payroll and employee benefits	17,474	19,613
Costs refundable to customers	2,423	1,741
Current maturities of long-term debt	—	224,912
Capitalized lease obligation due in one year	765	735
Other accrued liabilities	5,310	7,529
Total current liabilities	48,433	285,085

Long-Term Debt:
Capitalized lease obligation	7,135	7,900
Other long-term debt	431,776	194,444
Total long-term debt	438,911	202,344

Other Liabilities and Deferred Credits:
Deferred income taxes	35,552	18,695
Postretirement benefits other than pensions	10,732	10,165
Asset retirement obligations	2,263	2,157
Costs refundable to customers	7,955	7,143
Environmental remediation	3,009	3,598
Accrued pension	17,430	21,441
Other	236	1,161
Total other liabilities and deferred credits	77,177	64,360

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding, September 30, 2006 and December 31, 2005	—	—
Premium on capital stock and other paid-in capital	434,774	454,721
Retained earnings	6,222	9,751
Accumulated other comprehensive income	—	42
Total stockholder’s equity	440,996	464,514
Total Liabilities and Stockholder’s Equity	$1,005,517	$1,016,303

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Post-acquisition		Pre-acquisition
	For the Three Months Ended September 30, 2006	For the period August 12 through September 30, 2005	For the Period July 1 through August 11, 2005

	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$40,112	$21,528	$18,024
Storage	5,924	3,174	2,422
Other revenue	192	74	51
Total operating revenues	46,228	24,776	20,497

Operating Costs and Expenses:
Operations and maintenance	10,188	5,014	4,172
Administrative and general	8,841	4,619	7,953
Depreciation and amortization	6,919	4,008	3,318
Taxes, other than income taxes	3,403	1,728	1,314
Total operating costs and expenses	29,351	15,369	16,757

Operating Income	16,877	9,407	3,740

Other (Income) Deductions:
Interest expense	7,248	4,248	4,698
Interest income	(562)	(201)	(156)
Miscellaneous other (income) expenses, net	(91)	(86)	381
Total other deductions	6,595	3,961	4,923

Income (Loss) Before Income Taxes	10,282	5,446	(1,183)

Provision for Income Taxes	4,072	2,089	53

Net Income (Loss)	$6,210	$3,357	$(1,236)

Reconciliation of net income (loss) to total comprehensive income (loss):

	Post-acquisition		Pre-acquisition
	For the Three Months Ended September 30, 2006	For the period August 12 through September 30, 2005	For the Period July 1 through August 11, 2005

	(In thousands)		(In thousands)

Net income (loss)	$6,210	$3,357	$(1,236)
Change in value of interest rate swap(s)	—	99	7
Related tax benefit	—	(39)	(2)
Total comprehensive income (loss)	$6,210	$3,417	$(1,231)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005

	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$123,347	$21,528	$100,002
Storage	16,200	3,174	10,772
Other revenue	645	74	394
Total operating revenues	140,192	24,776	111,168

Operating Costs and Expenses:
Operations and maintenance	30,736	5,014	23,568
Administrative and general	26,414	4,619	25,688
Depreciation and amortization	21,350	4,008	17,299
Taxes, other than income taxes	10,053	1,728	7,573
Total operating costs and expenses	88,553	15,369	74,128

Operating Income	51,639	9,407	37,040

Other (Income) Deductions:
Interest expense	22,840	4,248	25,169
Interest income	(1,792)	(201)	(719)
Miscellaneous other (income) expenses, net	(257)	(86)	113
Total other deductions	20,791	3,961	24,563

Income Before Income Taxes	30,848	5,446	12,477

Provision for Income Taxes	12,276	2,089	7,074

Net Income	$18,572	$3,357	$5,403

Reconciliation of net income to total comprehensive income:

	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005

	(In thousands)		(In thousands)

Net income	$18,572	$3,357	$5,403
Change in value of interest rate swap(s)	(68)	99	179
Related tax benefit (provision)	26	(39)	(69)
Total comprehensive income	$18,530	$3,417	$5,513

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005

	(In thousands)		(In thousands)
OPERATING ACTIVITIES:
Net income	$18,572	$3,357	$5,403
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	21,350	4,008	17,299
Deferred income taxes	11,804	2,084	6,723
Provision for dividends on mandatorily redeemable preferred stock	—	—	4,065
Loss on sale of PPE	—	—	2
Amortization of debt discount/premium and expense	804	—	1,545
Termination of interest rate swaps	240	—	—
Receivables	10,079	5,667	(4,182)
Inventories	(542)	40	(120)
Other current assets	(359)	575	2,176
Payables and accrued liabilities	(4,305)	(568)	(704)
Other, including changes in noncurrent assets and liabilities	(1,789)	(2,019)	1,599
Net cash provided by operating activities	55,854	13,144	33,806

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(20,336)	(1,926)	(13,610)
Proceeds from sales and salvage values, net of costs of removal	596	5	(759)
Net cash used in investing activities	(19,740)	(1,921)	(14,369)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	428,634	—	5,000
Payments of notes payable	(7,250)	—	—
Early retirement of debt	(418,702)	—	(5,000)
Mandatorily redeemable preferred stock dividends	—	—	(2,282)
Common dividends/return of capital	(42,101)	—	(13,867)
Debt issuance costs	(5,928)	—	(100)
Capital lease payments	(735)	—	(365)
Other financing	(1,976)	—	—
Net cash used in financing activities	(48,058)	—	(16,614)

Increase (decrease) in cash and cash equivalents	(11,944)	11,223	2,823

Cash and cash equivalents at beginning of period	62,287	44,525	41,702

Cash and cash equivalents at end of period	$50,343	$55,748	$44,525

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$22,630	$(21)	$26,234
Income tax, net	630	291	25

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2006, Central had transportation customer contracts with approximately 132 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers.  Central transports natural gas to approximately 576 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, and under the Natural Gas Policy Act of 1978, or NGPA, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required or available under the NGA.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the accompanying consolidated financial statements and notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported earnings or equity.

Goodwill

The Company has recorded $326.4 million of Goodwill as discussed in Note 3. Goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142.

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

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

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation, or FIN, 47, “Accounting for Conditional Asset Retirement Obligations,” to clarify the requirement to record liabilities stemming from a legal obligation to retire fixed assets when a retirement depends on a future event. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

Recent Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The Company will adopt the provisions of this interpretation during the first quarter of 2007, as required.  The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its consolidated financial condition or results of operations.

In September 2006, the FASB released SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R).”  Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans.  With adoption, Central expects to recognize approximately $4.5 million of previously unrecognized gains. Since the FERC allows Central to recover prudently incurred pension and postretirement benefit costs through its rates,  the assets and liabilities recognized, as related to the Union or Non-Union portions of Central’s defined benefit pension and other postretirement benefits plans, will be offset by a corresponding regulatory liability or regulatory asset. Central expects no impact on its tax liability other than offsetting changes to account classifications for the related deferred income taxes.  SFAS 158 is effective as of the fiscal year ending after December 15, 2006.

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.”  The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized. The Order became effective January 1, 2006. Amounts capitalized in periods prior to that date are permitted to remain as recorded.  The Company has recorded $0.5 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, for safety assessment expenses.

5. Financing

The following table sets forth the components of long-term debt (expressed in thousands):

	September 30, 2006	December 31, 2005
8.5% Senior Secured Notes due 2010	$3,080	$180,000
6.75% Senior Notes due 2016	200,000	—
Term Loan (LIBOR + 1.75%) due 2006	—	50,000
7.375% Senior Notes due 2006	—	175,000
6.0% Senior Notes due 2016	230,000	—
Capitalized lease obligation	7,900	8,635
Unamortized premium (discount), net	(1,304)	14,356
Total long-term debt	$439,676	$427,991

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

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt on the accompanying December 31, 2005 Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes, and associated unamortized debt issuance expenses were valued at zero.

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.

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

Interest is payable semi-annually on March 1 and September 1 of each year, and began on September 1, 2006. The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness, including Southern Star’s 8.5% Notes that remain outstanding following Southern Star’s tender offer and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

In connection with the issuance of the 6.75% Notes, Southern Star entered into a registration rights agreement, or Registration Rights Agreement, dated as of April 13, 2006, whereby Southern Star agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.  The registration statement was filed on June 30, 2006 and was declared effective on August 2, 2006.  The exchange offer was consummated on September 11, 2006, at which time all notes were accepted for exchange.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, plant and equipment on the accompanying Consolidated Balance Sheets as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization on the accompanying Consolidated Statements of Operations. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually in January and July. Principal payments began July 1, 2005.

Other

In connection with the Acquisition, Southern Star issued a non-interest bearing promissory note to Highstar in the aggregate principal amount of approximately $7.3 million, classified in Current liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2005. The promissory note was paid in full by Southern Star on March 30, 2006.

As of September 30, 2006, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. At September 30, 2006, Central had accrued a liability of $4.0 million, representing the current estimate of future environmental cleanup costs to be incurred over the next four to five years.

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

Pipeline Safety

On August 11, 2005, Central received a Notice of Probable Violation and Proposed Civil Penalty from the Department of Transportation, or DOT, for an incident that occurred on June 14, 2003, at the Kechi Town Border in Kansas. The incident involved a failure of a natural gas regulator and an over-pressure protection regulator and the subsequent rupture of the downstream gas meter used to meter the gas to the town of Kechi. The incident resulted in no injuries or damage to properties of others but did result in a loss of service to some customers for up to 18 hours. The DOT recommended a preliminary assessed civil penalty of approximately $0.4 million for probable violations of three pipeline safety regulations.  The proposed penalty was recorded as miscellaneous other expenses in the third quarter of 2005. On May 2, 2006, Central received the Final Order assessing a civil penalty of approximately $0.3 million which was paid on May 17, 2006.

Legal Issues

United States ex rel. Grynberg v. Williams Natural Gas Company, et al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui tam). Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court (Trial Court) for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants.  Preliminary indications from Grynberg's counsel is that they will seek appellate review in the United States Court of Appeals for the Tenth Circuit.

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

7.  Income Taxes

The use of net operating loss carryforwards occurring prior to the Acquisition has annual limitations under Section 382 of the Internal Revenue Code, based upon the product of the value of Southern Star at the date of Acquisition times the federal long-term tax-exempt interest rate (4.2%), as generally defined under Section 1274(d) of the Internal Revenue Code. The limitation on the use of pre-Acquisition net operating losses is $18.6 million computed on an annual basis.

8. Dividends and Related Restrictions

Certain notes of the Company contain restrictions on the declaration and payment of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations, as defined in the indenture.

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

Retirement Plan

Pension expense for the Company’s pension plans for the post-acquisition periods ended September 30, 2006 and September 30, 2005 and the pre-acquisition period ended August 11, 2005 was $5.6 million, $1.0 million, and $3.9 million, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005
Components of net periodic pension expense:
Service cost	$1,089	$202	$899
Interest cost	1,537	304	1,357
Expected return on plan assets	(1,003)	(197)	(877)
Amortization of net loss	—	5	23
Employee transfers	(198)	—	(105)
Settlement recognition	100	77	345
Regulatory recovery of costs	2,979	319	1,066
Net periodic pension expense	$4,504	$710	$2,708

Non-Union Retirement Plan
	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005
Components of net periodic pension expense:
Service cost	$1,766	$301	$1,342
Interest cost	341	42	185
Expected return on plan assets	(338)	(46)	(204)
Amortization of net loss	—	8	37
Employee transfers	198	—	105
Regulatory (accrual) recovery of costs	(846)	24	(301)
Net periodic pension expense	$1,121	$329	$1,164

During 2006, the Company has made contributions to the pension plans totaling $7.4 million.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	Post-acquisition		Pre-acquisition
	For the Nine Months Ended September 30, 2006	For the Period August 12 through September 30, 2005	For the Period January 1 through August 11, 2005
Components of net periodic benefit expense:
Service cost	$350	$76	$339
Interest cost	1,347	259	1,155
Expected return on plan assets	(1,977)	(247)	(1,103)
Recognized actuarial gain	(2)	(79)	(355)
Regulatory (accrual) recovery of costs	282	(19)	689
Net periodic benefit expense	$—	$(10)	$725

 During 2006, the Company has not made any contributions to this plan.

 10. Related Party Transactions

On August 11, 2005, Central and Western Frontier entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services.  The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.  Through September 30, 2006, Central has paid approximately $0.8 million for 2006 service fees and expenses to EFS Services, LLC.

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

11.  Employee Retention Agreements

Prior to the Acquisition, the Company entered into employee retention agreements with the officers of Central. Pursuant to the agreements, payments of approximately $3.2 million and $1.9 million were made in August 2005 and 2006, respectively, to the officers and were recorded in Administrative and general expenses on the accompanying Consolidated Statements of Operations. These agreements require annual payments to those employees over the next four years, totaling $7.4 million, unless the employee is terminated for Cause, as defined in the agreements. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The accrued liability totaled $0.2 million and $0.7 million as of September 30, 2006 and December 31, 2005, respectively, and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheets.

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

Other factors and assumptions not identified above, including without limitation, those described under “Risk Factors” as discussed in Item 1A herein may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 30 years. Total average remaining contract life on a volume-weighted basis at September 30, 2006 was approximately 6.6 years.

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

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant. As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services. Expansion of its pipeline system or provision of new services generally requires authorization from the FERC. Our risk of declining profits or cash flows are primarily related to Central’s ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and our ability to prudently manage our costs. We expect to continue to manage our operating costs and to renew expiring contracts on favorable terms. Central and Missouri Gas Energy, or MGE, one of its major customers, have signed agreements extending to 2013 the life of its contracts that were set to expire in 2006, 2008 and 2010.

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

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, and the deferral of employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by SFAS 71 to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

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

We also estimate accruals for certain operating expenses, primarily depreciation, employee benefit costs, unbilled professional fees, and ad valorem taxes. The estimates are based on historical experience, our assumptions about current period activities, and other information gathered within an accounting period. Actual results could differ from those estimated. Such estimates are adjusted as facts become known or circumstances change that affect the assumptions used or amounts accrued. See the accompanying Notes to the Consolidated Financial Statements for further discussion of our accounting policies and methods that may include estimates.

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

The results of operations for the three and nine months ended September 30, 2006 and the period August 12, 2005 through September 30, 2005 reflect the impact of the Acquisition by Holdings, and the period ended August 11, 2005 is a pre-acquisition period. The periods represent two different bases of accounting; however, due to the fact that our purchase price allocation takes into account that Central’s historical book value is equal to fair value and Central owns substantially all of our assets, there are no significant differences between the two presentations. As the excess of fair value paid over net book value was primarily allocated to goodwill, which is non-amortizable, there is no impact on results of operations from that aspect of the allocation. For the purpose of comparing operations for the periods ended 2006 and 2005, the pre-acquisition and post-acquisition periods in 2005 have been combined in the discussions below. Pro forma results of operations are not presented; any impacts are noted in the variance discussions below.

The following table sets forth our selected results of operations data for the three-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended
	Post-acquisition	Combined
	September 30, 2006	September 30, 2005

Operating revenues	$46,228	$45,273
Operations and maintenance	10,188	9,186
Administrative and general	8,841	12,572
Depreciation and amortization	6,919	7,326
Taxes, other than income taxes	3,403	3,042
Operating income	16,877	13,147

Other (Income) Deductions:
Interest expense	7,248	8,946
Interest income	(562)	(357)
Miscellaneous other (income) expenses, net	(91)	295
Total Other Deductions	6,595	8,884
Income before income taxes	10,282	4,263
Provision for income taxes	4,072	2,142
Net Income	$6,210	$2,121

Comparison of the Three Months Ended September 30, 2006 and 2005

Operating revenues were $46.2 million for the three months ended September 30, 2006, a $1.0 million, or 2.1%, increase from the same period in 2005. The increase is primarily due to increased demand for Central's park and loan service and increased inventories in storage due to mild climate conditions.

Operations and maintenance expenses for the three months ended September 30, 2006 increased by $1.0 million, or 10.9%, from $9.2 million for the same prior year period, primarily due to increased integrity management costs.

Administrative and general expenses decreased by $3.7 million, or 29.7%, to $8.8 million for the three months ended September 30, 2006. The decrease is primarily attributable to lower 2006 salary costs related to employee retention agreements entered into in August 2005, settlements in 2006 of two customer bankruptcies, discontinuation of mainframe computer usage at the end of 2005, and lower employee benefit costs in 2006. The decrease was partially offset by an increase in our 2006 salary costs related to employee incentives.

Depreciation expense was $6.9 million in the third quarter of 2006 as compared to $7.3 million for the same quarter in 2005, a $0.4 million, or 5.6%, decrease. The decrease is primarily due to certain software assets becoming fully amortized in the second quarter of 2006 and an adjustment in the third quarter of 2006 due to the retirement of certain compressor assets.

Taxes, other than income taxes, increased by $0.4 million, or 11.9%, to $3.4 million for the three months ended September 30, 2006. The increase was mainly the result of increased state property tax expense after giving effect to Central’s increase in revenues resulting from its RP04-276 rate proceedings.

Interest expense decreased by $1.7 million, or 19.0%, to $7.2 million for the three months ended September 30, 2006. The decrease is primarily attributable to $0.8 million lower Series A Preferred Stock dividend expense as a result of the recapitalization of our stock in August 2005 which eliminated this dividend requirement. The decrease is also due in part to lower interest rates resulting from our debt refinancing in 2006. See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income increased by $0.2 million, or 57.4%, to $0.6 million for the quarter ended September 30, 2006. The increase is primarily due to higher interest rates in 2006 than in 2005.

Miscellaneous other income was minimal for the three months ended September 30, 2006 compared to miscellaneous other expense of $0.3 million for the three months ended September 30, 2005. In 2005, we recorded a $0.4 million liability for the Notice of Probable Violation and Proposed Civil Penalty from the Department of Transportation, or DOT.

The provision for income taxes was $4.1 million for the third quarter 2006, an increase of $1.9 million, or 90.1%, from the third quarter 2005, commensurate with higher pre-tax income. Dividends and other costs associated with our Series A Preferred Stock were not tax deductible. Excluding these costs, our effective tax rate for the third quarter 2006 was 39.6% as compared to 41.8% for the third quarter 2005.

The following table sets forth our selected results of operations data for the nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	Post-acquisition	Combined
	September 30, 2006	September 30, 2005

Operating revenues	$140,192	$135,944
Operations and maintenance	30,736	28,582
Administrative and general	26,414	30,307
Depreciation and amortization	21,350	21,307
Taxes, other than income taxes	10,053	9,301
Operating income	51,639	46,447

Other (Income) Deductions:
Interest expense	22,840	29,417
Interest income	(1,792)	(920)
Miscellaneous other (income) expenses, net	(257)	27
Total Other Deductions	20,791	28,524
Income before income taxes	30,848	17,923
Provision for income taxes	12,276	9,163
Net Income	$18,572	$8,760

Comparison of the Nine Months Ended September 30, 2006 and 2005

Operating revenues were $140.2 million for the nine months ended September 30, 2006, a $4.2 million, or 3.1%, increase from the same period in 2005. The increase is primarily due to increased demand for Central's park and loan service and increased inventories in storage due to mild climate conditions.

Operations and maintenance expenses increased by $2.2 million, or 7.5%, to $30.7 million for the nine months ended September 30, 2006, principally due to increased integrity management costs and increased requirements for the Kansas Corporation Commission’s fully authorized operating permit applications, required for Central's Kansas storage facilities. The increase was partially offset by lower environmental remediation costs due to timing of expenditures and lower labor costs due to timing of filling vacancies.

Administrative and general expenses decreased by $3.9 million, or 12.8%, to $26.4 million for the nine months ended September 30, 2006. The decrease is primarily attributable to lower 2006 salary costs related to employee retention agreements entered into in August 2005, settlements in 2006 of two customer bankruptcies, discontinuation of mainframe computer usage at the end of 2005, lower employee benefit costs in 2006 and a 2005 adjustment related to the timing of the DOT annual user fee.

Taxes, other than income taxes, increased by $0.8 million, or 8.1%, to $10.1 million for the nine months ended September 30, 2006. The increase was mainly the result of increased state property tax expense after giving effect to Central’s increase in revenues resulting from its RP04-276 rate proceedings.

Interest expense was $22.8 million for the nine months ended September 30, 2006 as compared to $29.4 million for the same period in 2005, a $6.6 million, or 22.4%, decrease. The decrease is primarily attributable to $4.6 million lower Series A Preferred Stock dividend expense due to the recapitalization of our stock in August 2005 which eliminated this dividend requirement. The decrease was also due in part to lower interest rates resulting from our debt refinancing in 2006. See below and in Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income increased by $0.9 million, or 94.8%, to $1.8 million for the nine months ended September 30, 2006. The increase is primarily due to higher cash balances and higher interest rates in 2006 than in 2005.

Miscellaneous other income was $0.3 million for the nine months ended September 30, 2006 compared to a minimal miscellaneous other expense for the nine months ended September 30, 2005. In 2005, we recorded a $0.4 million liability for the Notice of Probable Violation and Proposed Civil Penalty from the DOT that was offset by our recording of $0.3 million income related to the salvage of material from an abandoned business development project.  In 2006, the Notice of Probable Violation and Proposed Civil Penalty from the DOT was reduced by $0.1 million.

The provision for income taxes was $12.3 million for the first nine months of 2006, an increase of $3.1 million, or 34.0%, from $9.2 million in the same period in 2005, commensurate with higher pre-tax income. Dividends and other costs associated with our Series A Preferred Stock were not tax deductible. Excluding these costs, our effective tax rate for the first nine months of 2006 was 39.8% as compared to 40.7% for the same period in 2005.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of November 1, 2006, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our borrowing costs or limit our access to capital.

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $55.9 million and $47.0 million, respectively. Cash from operating activities was higher in 2006 primarily due to an increase in revenues stemming from increased demand for Central's park and loan service and higher volumes of gas kept in storage in 2006.  The increase was also due in part to lower disbursements for interest on our long-term debt due to our 2006 debt refinancing, lower employee retention payments in 2006, and increased interest income.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $19.7 million and $16.3 million, respectively.  Cash used in investing activities was higher in 2006 primarily due to higher capital expenditures.

Net cash used in financing activities was $48.1 million for the nine months ended September 30, 2006, as compared to $16.6 million for the same period in 2005. Cash used for financing activities was higher in 2006 primarily due to $28.2 million higher dividend payments to common equity holders, a $2.0 million working capital settlement paid to Highstar, and payment of the $7.3 million notes payable to Highstar. The increase was partially offset by net proceeds associated with our debt refinancing in 2006 and $2.3 million for the discontinuation of dividend payments to our Series A Preferred Stockholder as a result of the recapitalization of our stock in 2005.

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

As a result of the Acquisition, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt on the accompanying December 31, 2005 Consolidated Balance Sheet. This premium was being amortized over the remaining life of the 8.5% Notes, and associated unamortized debt issuance expenses were valued at zero.

On March 23, 2006, we launched a tender offer pursuant to which we offered to purchase all of our outstanding 8.5% Notes. As part of this tender offer, we solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, we entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.

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

Interest is payable semi-annually on March 1 and September 1 of each year, and began on September 1, 2006.  The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness, including our 8.5% Notes that remain outstanding following our tender offer and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

In connection with the issuance of the 6.75% Notes, we entered into a registration rights agreement, or Registration Rights Agreement, dated as of April 13, 2006, whereby we agreed to offer to exchange the 6.75% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.  The registration statement was filed on June 30, 2006 and was declared effective on August 2, 2006.  The exchange offer was consummated on September 11, 2006, at which time all notes were accepted for exchange.

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

Prior to the Acquisition, we entered into employee retention agreements with the officers of Central. Pursuant to the agreements, payments of approximately $3.2 million and $1.9 million were made in August 2005 and 2006, respectively, to the officers and were recorded in Administrative and general expenses. These agreements require annual payments to those employees over the next four years, totaling $7.4 million, unless the employee is terminated for Cause, as defined in the agreements.  We are accruing the expenses associated with these payments ratably over the period services are being provided.

At September 30, 2006, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $39.0 million in 2006 including $10.1 million for our Ozark Trails Expansion Project. For the nine-month period ended September 30, 2006, our capital expenditures were $20.3 million. In March 2006, Central signed precedent agreements with customers in regard to the Ozark Trails Expansion Project and received FERC approval on August 29, 2006 with an anticipated in-service date of December 1, 2006.

Central expects to contribute $8.0 million to its Union and Non-Union Retirement Plans in 2006. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on long-term debt. All interest is fixed. Our long-term debt at September 30, 2006, had a carrying value of $431.8 million and a fair value of $433.2 million. The weighted-average interest rate of our long-term debt was 6.60%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016 and the remaining untendered issues of the $180.0 million (8.5%) long-term debt issue mature in 2010.

Our $7.9 million capital lease obligation matures on various dates through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006. There were no material changes in our internal control over financial reporting during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al. (the Grynberg Litigation)

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government (qui tam). Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court (Trial Court) for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants.  Preliminary indications from Grynberg's counsel is that they will seek appellate review in the United States Court of Appeals for the Tenth Circuit.

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

SOUTHERN STAR CENTRAL CORP.
November 13, 2006	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 13, 2006	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

No annual report or proxy material has been sent to security holders.

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) for the registrant and have:

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

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	November 13, 2006
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) for the registrant and have:

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

	Signature	Title	Date
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	November 13, 2006
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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

	Signature	Title	Date
By:	/s/ JERRY L. MORRIS	Chief Executive Officer	November 13, 2006
Jerry L. Morris
By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	November 13, 2006
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.