Form 10-Q
period 2007-03-31
SOUTHERN STAR CENTRAL CORP
filed 2007-05-11
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2007

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of May 10, 2007.

TABLE OF CONTENTS

2007 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,627	$37,989
Receivables:
Trade	15,350	16,700
Income taxes	259	591
Transportation, exchange and fuel gas	2,885	5,425
Other	775	523
Inventories	6,684	6,458
Deferred income taxes	8,478	7,876
Costs recoverable from customers	20,269	10,589
Prepaid expenses	3,239	3,951
Other	785	643
Total current assets	91,351	90,745

Property, Plant and Equipment, at cost:
Natural gas transmission plant	541,829	535,034
Other natural gas plant	25,647	25,743
	567,476	560,777
Less – Accumulated depreciation and amortization	(23,208)	(16,507)
Property, plant and equipment, net	544,268	544,270

Other Assets:
Goodwill	324,580	324,580
Costs recoverable from customers	43,408	44,007
Prepaid expenses	1,251	1,327
Postretirement benefits other than pensions	10,448	10,165
Other deferred and noncurrent assets	9,139	9,230
Total other assets	388,826	389,309
Total Assets	$1,024,445	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$1,754	$4,834
Transportation, exchange and fuel gas	22,154	15,014
Other	3,675	9,245
Accrued taxes, other than income taxes	7,022	5,733
Accrued interest	5,885	5,927
Accrued payroll and employee benefits	7,674	11,809
Capitalized lease obligation due in one year	725	765
Other accrued liabilities	4,154	3,914
Total current liabilities	53,043	57,241

Long-Term Debt:
Capitalized lease obligation	6,795	7,135
Other long-term debt	431,845	431,811
Total long-term debt	438,640	438,946

Other Liabilities and Deferred Credits:
Deferred income taxes	48,330	43,328
Postretirement benefits other than pensions	9,626	9,437
Asset retirement obligations	2,336	2,299
Costs refundable to customers	10,528	10,279
Environmental remediation	2,671	2,736
Accrued pension	24,681	25,234
Other	270	129
Total other liabilities and deferred credits	98,442	93,442

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding, March 31, 2007 and December 31, 2006	—	—
Paid-in capital	426,895	426,895
Retained earnings	7,425	7,800
Total stockholder’s equity	434,320	434,695
Total Liabilities and Stockholder’s Equity	$1,024,445	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

	(In thousands)
Operating Revenues:
Transportation	$42,422	$41,546
Storage	4,388	5,229
Other revenue	208	246
Total operating revenues	47,018	47,021

Operating Costs and Expenses:
Operations and maintenance	9,531	10,020
Administrative and general	8,358	8,962
Depreciation and amortization	6,756	7,174
Taxes, other than income taxes	3,450	3,471
Total operating costs and expenses	28,095	29,627

Operating Income	18,923	17,394

Other (Income) Deductions:
Interest expense	7,177	7,333
Interest income	(399)	(564)
Miscellaneous other income, net	(160)	(34)
Total other deductions	6,618	6,735

Income Before Income Taxes	12,305	10,659

Provision for Income Taxes	4,867	4,209

Net Income	$7,438	$6,450

Reconciliation of net income to total comprehensive income:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

	(In thousands)

Net income	$7,438	$6,450
Change in value of interest rate swaps	—	(135)
Related tax benefit	—	54
Total comprehensive income	$7,438	$6,369

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,438	$6,450
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	6,756	7,174
Deferred income taxes	4,539	3,972
Amortization of debt discount/premium and expense	264	(385)
Receivables	1,456	222
Inventories	(226)	(326)
Other current assets	551	714
Payables and accrued liabilities	(11,344)	(7,259)
Other, including changes in noncurrent assets and liabilities	283	(413)
Net cash provided by operating activities	9,717	10,149

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(6,558)	(4,153)
Proceeds from sales and salvage values, net of costs of removal	(325)	(44)
Net cash used in investing activities	(6,883)	(4,197)

FINANCING ACTIVITIES:
Payments of notes payable	—	(7,250)
Common dividends	(7,799)	(5,785)
Capital lease payments	(380)	(365)
Other financing	(17)	(1,994)
Net cash used in financing activities	(8,196)	(15,394)

Decrease in cash and cash equivalents	(5,362)	(9,442)

Cash and cash equivalents at beginning of period	37,989	62,287

Cash and cash equivalents at end of period	$32,627	$52,845

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$7,003	$8,438
Income tax refund, net	(11)	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or Holdings, which is owned by GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2007, Central had transportation customer contracts with approximately 130 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers.  Central transports natural gas to approximately 561 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The 2005 acquisition of Southern Star, discussed in Note 3 was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations.” The purchase price has been “pushed down” and allocated to the assets and liabilities of the Company.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC.

3. Acquisition

On August 11, 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of the outstanding capital stock of Southern Star.

The total purchase price was $454.8 million, including $389.1 million paid in cash and acquisition costs of $1.2 million.  Additionally, a GE affiliate contributed all of its ownership to Holdings at a total market value of $64.5 million. The purchase price allocation is reflected on the accompanying Consolidated Balance Sheets.

As Central’s rates are regulated by the FERC, and the FERC does not generally allow recovery in rates of amounts in excess of original cost, Central’s historical assets and liabilities equaled fair value at the acquisition date.  The total purchase price including acquisition costs exceeded the fair value of the Company’s net assets and liabilities by $324.6 million. This excess has been classified as “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

Southern Star and Central operate under a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due.  Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Asset Retirement Obligations

In 2005, in accordance with FIN 47, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The initial recognition of the ARO in 2005 resulted in an increase in net Property, plant and equipment of $0.1 million, an increase in regulatory assets of $2.1 million, and the recognition of an ARO liability of $2.2 million. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2007 was $2.3 million and $2.3 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2006 was $2.2 million and $2.3 million, respectively.

5. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2007	December 31, 2006
8.5% Senior Secured Notes due 2010	$3,080	$3,080
6.75% Senior Notes due 2016	200,000	200,000
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	7,520	7,900
Unamortized discount, net	(1,235)	(1,269)
Total debt	439,365	439,711
Less current capitalized lease obligation	725	765
Total long-term debt	$438,640	$438,946

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

As a result of the acquisition described in Note 3, the fair value of the 8.5% Notes was calculated and a premium of $15.7 million was recorded in Long-term debt in 2005. This premium was being amortized over the remaining life of the 8.5% Notes.

On March 23, 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  On April 6, 2006, Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; and a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a supplemental indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.  At March 31, 2007, Southern Star’s outstanding balance of the 8.5% Notes was $3.1 million. The 8.5% Notes are callable on or after August 1, 2007.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, plant and equipment on the accompanying Consolidated Balance Sheets as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization on the accompanying Consolidated Statements of Operations. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually.

Other

In connection with the acquisition, Southern Star issued a non-interest bearing promissory note to Highstar in the aggregate principal amount of approximately $7.3 million, classified in Current liabilities as of December 31, 2005. The promissory note was paid in full by Southern Star on March 30, 2006.

As of March 31, 2007, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $3.7 million at March 31, 2007 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has recently promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call). Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. The EPA has also promulgated a new ambient air quality standard for ozone, or the eight-hour standard, which is generally more stringent than the one-hour standard it replaces. Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight-hour standard. Therefore, the new standard does not impact Central’s existing operations at this time.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants.  The relator’s counsel has filed notices of appeal with the trial court for the Tenth Circuit, and the clerk’s office has indicated that it will be entering a preliminary case management order in the near future. On April 24, 2007, the Trial Court held a hearing on various motions pertaining to attorneys’ fees and costs, but has not yet issued an opinion or order as a result of that hearing.

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The Company adopted the provisions of this interpretation during the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the Company’s cumulative earnings, consolidated financial position, or results of operations.

The Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations.  Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations.  For both March 31, 2007 and January 1, 2007, the Company had an accrued liability for interest related to uncertain tax positions. The total amount of accrued interest from such unrecognized tax benefits was not material.  The Company currently does not have a liability for tax penalties.

As of January 1, 2007, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward.  There are currently no income tax audits in process or scheduled in the future.

8. Dividends and Related Restrictions

Certain notes of the Company contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

9. Employee Benefit Plans

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

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2008.  No plan assets are expected to be returned to the Company during the 12 months ending March 31, 2008.

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

Retirement Plan

Pension expense for the Company’s pension plans was $1.9 million for the three months ended March 31, 2007 and 2006.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Components of net periodic pension expense:
Service cost	$363	$378
Interest cost	512	540
Expected return on plan assets	(334)	(358)
Amortization of net loss	—	5
Regulatory recovery of costs	960	965
Net periodic pension expense	$1,501	$1,530

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Components of net periodic pension expense:
Service cost	$589	$562
Interest cost	114	82
Expected return on plan assets	(113)	(83)
Amortization of net loss	—	9
Regulatory accrual of costs	(216)	(225)
Net periodic pension expense	$374	$345

During the first three months of 2007, the Company made contributions to the pension plans totaling $1.7 million.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Components of net periodic benefit expense:
Service cost	$117	$141
Interest cost	449	461
Expected return on plan assets	(659)	(455)
Recognized actuarial gain	(1)	(84)
Regulatory (accrual) recovery of costs	94	(63)
Net periodic benefit expense	$—	$—

 During the first three months of 2007, the Company did not make any contributions to this plan.

 10. Related Party Transactions

On August 11, 2005, Central entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the first quarter of 2007, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

11.  Employee Retention Agreements

Prior to the acquisition described in Note 3, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. These accrued expenses totaled $1.2 million at March 31, 2007 and 2006, and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheets.

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

The Acquisition

In 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of our outstanding capital stock.  This transaction is hereinafter referred to as the acquisition. Our acquisition has been accounted for under the purchase method of accounting, as required by SFAS 141, “Business Combinations.”  The purchase price of our acquisition has been “pushed down” and allocated to our assets and liabilities.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 29 years. Total average remaining contract life on a volume-weighted basis at March 31, 2007 was approximately six years.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting our downside risks. Central’s focus on offering flexibility to customers in regard to supply access is evidenced by its recent and current supply initiatives. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments.  The Ozark Trails Expansion Project was placed in service on December 1, 2006.  In 2007, we are constructing the Midwest & Westar Expansion projects as well as the Waynoka Supply project.  These projects are more fully described in our 2006 annual report on Form 10-K filed with the SEC.

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

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements and our 2006 Annual Report on Form 10-K filed on March 15, 2007 for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary.  The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2007 and 2006

Operating revenues were $47.0 million for both three month periods ended March 31, 2007 and 2006.  Revenues are comparable for the two periods due to the increase in transportation revenues being offset by a decrease in storage revenues.  Higher transportation revenues in 2007 are primarily the result of a business development project being placed in service in December 2006.  Lower storage revenues in 2007 are the result of decreased inventories in storage.

Operations and maintenance expenses for the three months ended March 31, 2007 decreased by $0.5 million, or 4.9%, to $9.5 million from $10.0 million for the prior year period, principally due to the timing of expenses for contractual services.

Administrative and general expenses were $8.4 million and $9.0 million for the quarters ended March 31, 2007 and 2006, respectively, a decrease of $0.6 million, or 6.7%.  The decrease is primarily due to lower employee medical expenses, and lower property and liability insurance premiums.

Depreciation expense was $6.8 million in the first quarter of 2007 as compared to $7.2 million in the first quarter 2006, a $0.4 million, or 5.8%, decrease.  The decrease is primarily attributable to a decrease in the amortizable base for computer software.

Interest expense was $7.2 million for the quarter ended March 31, 2007, a decrease of $0.2 million, or 2.2%, from the comparable period in 2006.  The decrease is primarily due to lower interest rates and amortization of debt issuance expenses resulting from the refinancing of our long-term debt in April 2006. The decrease is partially offset by the elimination of a premium as a result of our debt refinancing.

Interest income decreased by $0.2 million, or 29.3%, to $0.4 million for the three months ended March 31, 2007 from $0.6 million for the quarter ended March 31, 2006. The decrease is primarily due to lower cash balances held in the first quarter of 2007 than held in 2006.

The provision for income taxes was $4.9 million for the first quarter 2007, an increase of $0.7 million, or 15.6%, from the comparable period in 2006.  The increase is commensurate with higher pre-tax income.  Our effective tax rate for both periods was 39.5%.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of May 1, 2007, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our borrowing costs or limit our access to capital.

Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $9.7 million and $10.1 million, respectively. Cash from operating activities was lower in 2007 primarily due to a higher amount of year-end account payables being paid in the first quarter of 2007 as compared to the first quarter of 2006.  The decrease was partially offset by lower disbursements for interest on our long-term debt due to our 2006 debt refinancing.

Net cash used in financing activities was $8.2 million for the three months ended March 31, 2007, as compared to $15.4 million for the same period in 2006. Cash used for financing activities was lower in 2007 primarily due to the payment of $7.3 million notes payable and a $2.0 million working capital settlement to Highstar in 2006 as a result of the 2005 acquisition.  The decrease is partially offset by higher dividend payments in the first quarter of 2007.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $6.9 million and $4.2 million, respectively.  Cash used in investing activities was higher in 2007 principally due to higher capital expenditures.

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

As a result of the acquisition described in Note 3 of the accompanying Notes to the Consolidated Financial Statements, the fair value of the 8.5% Notes was calculated and a premium of $15.7 million was recorded in Long-term debt. This premium was being amortized over the remaining life of the 8.5% Notes.

On March 23, 2006, we launched a tender offer pursuant to which we offered to purchase all of our outstanding 8.5% Notes. As part of this tender offer, we solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. On April 6, 2006, we paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; and a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, we entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.  At March 31, 2007, our outstanding balance of the 8.5% Notes was $3.1 million. The 8.5% Notes are callable on or after August 1, 2007.

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

Central Credit Facility

Prior to April 13, 2006, Central had in place the Central Credit Facility with Union Bank of California, providing for, among other things, a term loan of $50.0 million that matured on May 1, 2006. The Central Credit Facility was secured by certain customer contracts and physical assets of Central.

In connection with Central’s 2006 refinancing discussed below, the term loan was repaid in full on April 13, 2006 and the related agreements were terminated.

Central’s 7.375% Notes

Prior to April 13, 2006, Central had outstanding $175.0 million of 7.375% Notes.

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

Central’s 6.0% Notes

On April 13, 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Notes, the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses. In connection with the offering, Central entered into an indenture, or 6.0% Notes Indenture, dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee.  The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

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

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually.

Other

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

Prior to the acquisition, we entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided.  These accrued expenses totaled $1.2 million for each of the periods ended as of March 31, 2007 and 2006, and are included in Accrued payroll and employee benefits on the accompanying Consolidated Balance Sheets.

At March 31, 2007, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $50.3 million in 2007 including $11.2 million for the Waynoka Supply Project and approximately $10.9 million for the Westar Emporia and the Midwest Goodman Expansion Projects. The two expansion projects will be completed at an additional estimated cost of $7.2 million which is expected to be incurred in 2008.

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

Contingencies

See Note 5 and Note 6 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at March 31, 2007, had a carrying value of $431.8 million and a fair value of $431.2 million. The weighted-average interest rate of our long-term debt was 6.60%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016 and the $3.1 million of 8.5% Notes outstanding at March 31, 2007 matures in 2010.

The $7.5 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no material changes in our internal control over financial reporting during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants.  The relator’s counsel has filed notices of appeal with the trial court for the Tenth Circuit, and the clerk’s office has indicated that it will be entering a preliminary case management order in the near future. On April 24, 2007, the Trial Court held a hearing on various motions pertaining to attorneys’ fees and costs, but has not yet issued an opinion or order as a result of that hearing.

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

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  No updates to this information are necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)  Effective May 9, 2007, Vandana (Vann) McCaw resigned as director of the Company.  Ms. McCaw did not resign because of any disagreement with our Company or on any matter related to its operations, policies or practices.

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

SOUTHERN STAR CENTRAL CORP.
May 10, 2007	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 10, 2007	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

No annual report or proxy material has been sent to security holders.

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 10, 2007
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 10, 2007
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 10, 2007
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 10, 2007
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.