Form 10-Q
period 2007-06-30
SOUTHERN STAR CENTRAL CORP
filed 2007-08-10
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer

     Accelerated filer

Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of August 10, 2007.

TABLE OF CONTENTS

2007 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$29,865	$37,989
Receivables:
Trade	14,820	16,700
Income taxes	834	591
Transportation, exchange and fuel gas	25,682	5,425
Other	685	523
Inventories	6,794	6,458
Deferred income taxes	9,073	7,876
Costs recoverable from customers	15,963	10,589
Prepaid expenses	2,075	3,951
Other	445	643
Total current assets	106,236	90,745

Property, Plant and Equipment, at cost:
Natural gas transmission plant	556,639	535,034
Other natural gas plant	25,698	25,743
	582,337	560,777
Less – Accumulated depreciation and amortization	(30,114)	(16,507)
Property, plant and equipment, net	552,223	544,270

Other Assets:
Goodwill	324,580	324,580
Costs recoverable from customers	43,245	44,007
Prepaid expenses	1,176	1,327
Postretirement benefits other than pensions	10,731	10,165
Other deferred and noncurrent assets	8,950	9,230
Total other assets	388,682	389,309
Total Assets	$1,047,141	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,749	$4,834
Transportation, exchange and fuel gas	40,644	15,014
Other	2,914	9,245
Accrued taxes, other than income taxes	5,725	5,733
Accrued interest	6,013	5,927
Accrued payroll and employee benefits	9,233	11,809
Current portion of long-term debt	3,080	—
Capitalized lease obligation due in one year	725	765
Other accrued liabilities	5,682	3,914
Total current liabilities	76,765	57,241

Long-Term Debt:
Capitalized lease obligation	6,795	7,135
Other long-term debt	428,799	431,811
Total long-term debt	435,594	438,946

Other Liabilities and Deferred Credits:
Deferred income taxes	52,485	43,328
Postretirement benefits other than pensions	9,814	9,437
Asset retirement obligations	2,374	2,299
Costs refundable to customers	10,914	10,279
Environmental remediation	2,293	2,736
Accrued pension	23,931	25,234
Other	289	129
Total other liabilities and deferred credits	102,100	93,442

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at June 30, 2007 and December 31, 2006	—	—
Paid-in capital	426,881	426,895
Retained earnings	5,801	7,800
Total stockholder’s equity	432,682	434,695
Total Liabilities and Stockholder’s Equity	$1,047,141	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006

	(In thousands)
Operating Revenues:
Transportation	$41,242	$41,689
Storage	4,482	5,047
Other revenue	160	207
Total operating revenues	45,884	46,943

Operating Costs and Expenses:
Operations and maintenance	10,668	10,528
Administrative and general	8,599	8,611
Depreciation and amortization	6,944	7,257
Taxes, other than income taxes	3,277	3,179
Total operating costs and expenses	29,488	29,575

Operating Income	16,396	17,368

Other (Income) Deductions:
Interest expense	7,249	8,259
Interest income	(417)	(666)
Miscellaneous other income, net	(49)	(132)
Total other deductions	6,783	7,461

Income Before Income Taxes	9,613	9,907

Provision for Income Taxes	3,813	3,995

Net Income	$5,800	$5,912

Reconciliation of net income to total comprehensive income:

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006

	(In thousands)

Net income	$5,800	$5,912
Change in value of interest rate swaps	—	67
Related tax benefit	—	(28)
Total comprehensive income	$5,800	$5,951

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

	(In thousands)
Operating Revenues:
Transportation	$83,664	$83,235
Storage	8,870	10,276
Other revenue	368	453
Total operating revenues	92,902	93,964

Operating Costs and Expenses:
Operations and maintenance	20,199	20,548
Administrative and general	16,957	17,573
Depreciation and amortization	13,700	14,431
Taxes, other than income taxes	6,727	6,650
Total operating costs and expenses	57,583	59,202

Operating Income	35,319	34,762

Other (Income) Deductions:
Interest expense	14,426	15,592
Interest income	(816)	(1,230)
Miscellaneous other income, net	(209)	(166)
Total other deductions	13,401	14,196

Income Before Income Taxes	21,918	20,566

Provision for Income Taxes	8,680	8,204

Net Income	$13,238	$12,362

Reconciliation of net income to total comprehensive income:

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

	(In thousands)

Net income	$13,238	$12,362
Change in value of interest rate swaps	—	(68)
Related tax benefit	—	26
Total comprehensive income	$13,238	$12,320

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,238	$12,362
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	13,700	14,431
Deferred income taxes	8,099	7,847
Amortization of debt discount/premium and expense	529	(4)
Termination of interest rate swaps	—	240
Receivables	1,494	6,700
Inventories	(336)	(306)
Other current assets	2,055	(2,148)
Payables and accrued liabilities	(9,304)	(8,288)
Other, including changes in noncurrent assets and liabilities	(80)	221
Net cash provided by operating activities	29,395	35,351

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(21,168)	(10,164)
Proceeds from sales and salvage values, net of costs of removal	(699)	559
Net cash used in investing activities	(21,867)	(9,605)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	428,633
Payments of notes payable	—	(7,250)
Early retirement of debt	—	(401,920)
Common dividends/return of capital	(15,237)	(36,201)
Capital lease payments	(380)	(365)
Debt issuance costs	(35)	(5,789)
Premium on early retirement of debt	—	(16,753)
Other financing	—	(1,976)
Net cash used in financing activities	(15,652)	(41,621)

Decrease in cash and cash equivalents	(8,124)	(15,875)

Cash and cash equivalents at beginning of period	37,989	62,287

Cash and cash equivalents at end of period	$29,865	$46,412

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$13,858	$17,171
Income tax, net	824	400

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2007, Central had transportation customer contracts with approximately 132 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers.  Central transports natural gas to approximately 570 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2007 and 2006.

3. Acquisition

On August 11, 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of the outstanding capital stock of Southern Star from AIG Highstar Capital L.P., or Highstar.

The total purchase price was $454.8 million, including $389.1 million paid in cash and acquisition costs of $1.2 million.  Additionally, a GE affiliate contributed all of its ownership in Southern Star to Holdings at a total market value of $64.5 million. The purchase price allocation is reflected on the accompanying Consolidated Balance Sheets.

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

4. Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southern Star and its subsidiaries, all of which are wholly-owned.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the accompanying consolidated financial statements and notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified in the consolidated financial statements to conform with current period presentation with no effect on previously reported earnings or equity.

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

Asset Retirement Obligations

In 2005, in accordance with FASB Interpretation 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligation,” Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The initial recognition of the ARO in 2005 resulted in an increase in net Property, plant and equipment of $0.1 million, an increase in regulatory assets of $2.1 million, and the recognition of an ARO liability of $2.2 million. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2007 was $2.3 million and $2.4 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2006 was $2.2 million and $2.3 million, respectively.

5. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2007	December 31, 2006
8.5% Senior Secured Notes due 2010	$3,080	$3,080
6.75% Senior Notes due 2016	200,000	200,000
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	7,520	7,900
Unamortized discount, net	(1,201)	(1,269)
Total debt	439,399	439,711
Less current portion of long-term debt	3,080	—
Less current capitalized lease obligation	725	765
Total long-term debt	$435,594	$438,946

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

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes.  On April 6, 2006, Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; and a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a supplemental indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.  At June 30, 2007, Southern Star’s outstanding balance of the 8.5% Notes was $3.1 million.

On June 19, 2007, Southern Star issued a notice of full redemption to the holders of its 8.5% Notes, calling all remaining 8.5% Notes with a redemption date of August 1, 2007.  On August 1, 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

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

Interest is payable semi-annually on March 1 and September 1 of each year, and began on September 1, 2006. The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

As of June 30, 2007, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $3.3 million at June 30, 2007 and $3.7 million at December 31, 2006, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone (i.e. NOx SIP Call). Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. The EPA also promulgated an updated ambient air quality standard for ozone, or the eight-hour standard, which is generally more stringent than the previous one-hour standard it replaced. Presently, all of Central’s facilities are located in areas designated as in “attainment” for compliance with the eight-hour standard. Therefore, the current standard does not impact Central’s existing operations at this time.

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

In accordance with FIN 48, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations.  Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations.  For both June 30, 2007 and January 1, 2007, the Company had an accrued liability for interest related to uncertain tax positions. The total amount of accrued interest from such unrecognized tax benefits was not material.  The Company currently does not have a liability for tax penalties.

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

9. Employee Benefit Plans

The Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in December 2006. SFAS 158 requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for Central to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” the Company will not recognize changes in the funded status in comprehensive income but as changes to the related regulatory asset or liability, pending future recovery or refund through its rates. Pursuant to SFAS 158, the Company recognized the previously unrecognized gains and losses of its pension and welfare benefit plans.

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2008.  No plan assets are expected to be returned to the Company during the 12 months ending June 30, 2008.

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

Retirement Plan

Pension expense for the Company’s pension plans was $3.8 million for the six months ended June 30, 2007 and 2006.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Components of net periodic pension expense:
Service cost	$634	$752
Interest cost	919	978
Expected return on plan assets	(606)	(645)
Employee transfers	(263)	(198)
Settlement recognition	34	53
Regulatory recovery of costs	1,910	2,120
Net periodic pension expense	$2,628	$3,060

Non-Union Retirement Plan
	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Components of net periodic pension expense:
Service cost	$1,226	$1,178
Interest cost	326	227
Expected return on plan assets	(333)	(225)
Employee transfers	263	198
Regulatory accrual of costs	(360)	(688)
Net periodic pension expense	$1,122	$690

During the first six months of 2007, the Company made contributions to the pension plans totaling $4.3 million.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Components of net periodic benefit expense:
Service cost	$234	$282
Interest cost	898	922
Expected return on plan assets	(1,319)	(909)
Recognized actuarial gain	(1)	(169)
Regulatory (accrual) recovery of costs	188	(126)
Net periodic benefit expense	$—	$—

 During the first six months of 2007, the Company did not make any contributions to this plan.

 10. Related Party Transactions

On August 11, 2005, Central entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the first six months of 2007, Central paid approximately $0.5 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

11.  Employee Retention Agreements

Prior to the acquisition described in Note 3, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $1.0 million in expenses for the six months ended June 30, 2007 and 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements” and elsewhere in this document.

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

Other factors and assumptions not identified above, including without limitation, those described under “Risk Factors” in our annual report on Form10-K for the year ended December 31, 2006, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 29 years. Total average remaining contract life on a volume-weighted basis at June 30, 2007 was approximately six years.

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

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments.  The Ozark Trails Expansion Project was placed in service on December 1, 2006.  In 2007, we are constructing the Midwest and Westar Expansion projects as well as the Waynoka Supply project.  These projects are more fully described in our 2006 annual report on Form 10-K filed with the SEC.

In June 2007, we initiated the development of a major expansion project, known as “Highland Trails,” by soliciting interest from potential customers.  Highland Trails, if fully developed, would be a new interstate natural gas pipeline project that will connect the developing Fayetteville Shale production basin in Central Arkansas to Kinder Morgan’s Rockies Express Pipeline, LLC in Audrain County, Missouri.  We are currently evaluating the potential for this project based on interest expressed to date.

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

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements and our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007 for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary.  The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended June 30, 2007 and 2006

Operating revenues were $45.9 million and $46.9 for the three month periods ended June 30, 2007 and 2006, respectively, a $1.0 million, or 2.3%, decrease.  The decrease in revenues is primarily due to lower park and loan revenues and lower storage revenues, partially offset by higher transportation revenues resulting from a business development project that was placed in service in December 2006.  Lower storage revenues are the result of decreased inventories in storage due to mild climate conditions during 2006.

Operations and maintenance expenses were $10.7 million for the three months ended June 30, 2007, an increase of $0.1 million, or 1.3%, from the comparable period in 2006.  The increase for the quarter is primarily due to higher expenses for environmental remediation and for a storage support consultant, partially offset by lower expenses associated with the Integrity Management Program.

Administrative and general expenses were $8.6 million for both quarters ended June 30, 2007 and 2006.   Decreases in property and liability insurance premiums were offset by higher employee medical expenses.

Depreciation expense was $6.9 million in the second quarter of 2007, a decrease of $0.3 million, or 4.3%, from the comparable period in 2006.  The decrease is primarily attributable to a decrease in the amortizable base for computer software.

Taxes, other than income taxes, from continuing operations were $3.3 million and $3.2 million for the three month periods ended June 30, 2007 and 2006, respectively.  The increase of $0.1 million was not significant and is not indicative of any known trend or uncertainty.  There were no offsetting material changes.

Interest expense was $7.2 million for the quarter ended June 30, 2007, a decrease of $1.0 million, or 12.2%, from the comparable period in 2006.  The decrease is primarily due to lower interest rates and changes in amortization of debt related expenses resulting from the refinancing of our long-term debt in April 2006.

Interest income was $0.4 million for the quarter ended June 30, 2007, a decrease of $0.2 million, or 37.4%, from the comparable period in 2006. The decrease is primarily due to lower cash balances held in the second quarter of 2007 than held in 2006.

The provision for income taxes was $3.8 million for the second quarter 2007, a decrease of $0.2 million, or 4.6%, from the comparable period in 2006.  The decrease is commensurate with lower pre-tax income.  Our effective tax rate for the second quarter 2007 was 39.7% as compared to 40.3% for the same period in 2006.

Comparison of the Six Months Ended June 30, 2007 and 2006

Operating revenues were $92.9 million and $94.0 for the six month periods ended June 30, 2007 and 2006, respectively, a $1.1 million, or 1.1% decrease.  The decrease in revenues is primarily due to lower storage revenues, partially offset by an increase in transportation revenues. Transportation revenues increased primarily due to a business development project that was placed in service in December 2006.  Lower storage revenues in 2007 are the result of decreased inventories in storage due to mild climate conditions in 2006.

Operations and maintenance expenses for the six months ended June 30, 2007 decreased by $0.3 million, or 1.7%, to $20.2 million from $20.5 million for the prior year period. The decrease in 2007 is primarily due to lower expenses associated with the Integrity Management Program, partially offset by higher expenses for environmental remediation and for a storage support consultant.

Administrative and general expenses were $17.0 million and $17.6 million for the quarters ended June 30, 2007 and 2006, respectively, a decrease of $0.6 million, or 3.5%.  The decrease is primarily due to lower employee medical expenses and lower property and liability insurance premiums.

Depreciation expense was $13.7 million in the second quarter of 2007 as compared to $14.4 million in the second quarter 2006, a $0.7 million, or 5.1%, decrease.  The decrease is primarily attributable to a decrease in the amortizable base for computer software.

Taxes, other than income taxes, from continuing operations were $6.7 million for both six month periods ended June 30, 2007 and 2006.  There were no offsetting material changes.

Interest expense was $14.4 million for the quarter ended June 30, 2007, a decrease of $1.2 million, or 7.5%, from the comparable period in 2006.  The decrease is primarily due to lower interest rates and changes in the amortization of debt related expenses resulting from the refinancing of our long-term debt in April 2006.

Interest income decreased by $0.4 million, or 33.7%, to $0.8 million for the six months ended June 30, 2007 from $1.2 million for the quarter ended June 30, 2006. The decrease is primarily due to lower cash balances held in 2007 than in 2006.

The provision for income taxes was $8.7 million for the second quarter 2007, an increase of $0.5 million, or 5.8%, from the comparable period in 2006.  The increase is commensurate with higher pre-tax income.  Our effective tax rate for the first six months of 2007 was 39.6% as compared to 39.9% for the same period in 2006.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of August 1, 2007, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $29.4 million and $35.4 million, respectively.  Cash from operating activities was lower in 2007 primarily due to reimbursements received from Highstar in 2006 for pre-acquisition taxes paid in 2005.

Net cash used in financing activities was $15.7 million for the six months ended June 30, 2007, as compared to $41.6 million for the same period in 2006.  Cash used for financing activities was lower in 2007 primarily due to $21.0 million in higher dividend payments to common equity holders in 2006, a $2.0 million working capital settlement paid to Highstar in 2006 as a result of the 2005 acquisition, and payment of the $7.3 million notes payable to Highstar in 2006.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $21.9 million and $9.6 million, respectively.  Cash used in investing activities was higher in 2007 principally due to higher capital expenditures associated with the Midwest and Westar expansion projects and the Waynoka supply project.

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

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. On April 6, 2006, we paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; and a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, we entered into a Supplemental Indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default.  At June 30, 2007, our outstanding balance of the 8.5% Notes was $3.1 million.

On June 19, 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes with a redemption date of August 1, 2007. On August 1, 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

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

Interest is payable semi-annually on March 1 and September 1 of each year, and began on September 1, 2006.  The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

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

Prior to the acquisition, we entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.0 million in expenses for the six months ended June 30, 2007 and 2006.

At June 30, 2007, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $52.4 million in 2007 including approximately $10.6 million for the Waynoka Supply Project and approximately $12.0 million for the Westar Emporia and the Midwest Goodman Expansion Projects. The two expansion projects will be completed at an additional estimated cost of $5.9 million which is expected to be incurred in 2008.

In addition to the capital expenditures discussed above, Central expects to contribute $7.5 million to its Union and Non-Union Retirement Plans in 2007. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at June 30, 2007, had a carrying value of $431.9 million and a fair value of $431.2 million. The weighted-average interest rate of our long-term debt was 6.60%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016 and the $3.1 million of 8.5% Notes outstanding at June 30, 2007 matures in 2010. However, on June 19, 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes with a redemption date of August 1, 2007. On August 1, 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

The $7.5 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007. Effective April 1, 2007, we implemented new financial systems of record; however, this did not result in a material change in our controls or procedures over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information

(a)  None.

(b)  None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
August 10, 2007	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 10, 2007	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 10, 2007
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 10, 2007
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 10, 2007
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 10, 2007
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.