Form 10-Q
period 2007-09-30
SOUTHERN STAR CENTRAL CORP
filed 2007-11-06
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2007

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of November 6, 2007.

TABLE OF CONTENTS

2007 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$27,294	$37,989
Receivables:
Trade	15,103	16,700
Income taxes	927	591
Transportation, exchange and fuel gas	8,942	5,425
Other	1,051	523
Inventories	6,645	6,458
Deferred income taxes	8,365	7,876
Costs recoverable from customers	12,511	10,589
Prepaid expenses	1,380	3,951
Other	158	643
Total current assets	82,376	90,745

Property, Plant and Equipment, at cost:
Natural gas transmission plant	574,024	535,034
Other natural gas plant	25,756	25,743
	599,780	560,777
Less – Accumulated depreciation and amortization	(39,384)	(16,507)
Property, plant and equipment, net	560,396	544,270

Other Assets:
Goodwill	324,580	324,580
Costs recoverable from customers	42,531	44,007
Prepaid expenses	1,100	1,327
Postretirement benefits other than pensions	11,013	10,165
Other deferred and noncurrent assets	8,319	9,230
Total other assets	387,543	389,309
Total Assets	$1,030,315	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,547	$4,834
Transportation, exchange and fuel gas	20,453	15,014
Other	7,687	9,245
Accrued taxes, other than income taxes	9,050	5,733
Accrued interest	5,875	5,927
Accrued payroll and employee benefits	6,945	11,809
Capitalized lease obligation due in one year	690	765
Other accrued liabilities	4,269	3,914
Total current liabilities	59,516	57,241

Long-Term Debt:
Capitalized lease obligation	6,445	7,135
Other long-term debt	428,833	431,811
Total long-term debt	435,278	438,946

Other Liabilities and Deferred Credits:
Deferred income taxes	54,759	43,328
Postretirement benefits other than pensions	10,003	9,437
Asset retirement obligations	2,412	2,299
Costs refundable to customers	11,208	10,279
Environmental remediation	2,095	2,736
Accrued pension	22,422	25,234
Other	944	129
Total other liabilities and deferred credits	103,843	93,442

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at September 30, 2007 and December 31, 2006	—	—
Paid-in capital	426,895	426,895
Retained earnings	4,783	7,800
Total stockholder’s equity	431,678	434,695
Total Liabilities and Stockholder’s Equity	$1,030,315	$1,024,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006

	(In thousands)
Operating Revenues:
Transportation	$40,444	$40,112
Storage	5,837	5,924
Other revenue	117	192
Total operating revenues	46,398	46,228

Operating Costs and Expenses:
Operations and maintenance	12,433	10,188
Administrative and general	8,322	8,841
Depreciation and amortization	6,962	6,919
Taxes, other than income taxes	3,915	3,403
Total operating costs and expenses	31,632	29,351

Operating Income	14,766	16,877

Other (Income) Deductions:
Interest expense	7,274	7,248
Interest income	(347)	(562)
Miscellaneous other income, net	(101)	(91)
Total other deductions	6,826	6,595

Income Before Income Taxes	7,940	10,282

Provision for Income Taxes	3,158	4,072

Net Income	$4,782	$6,210

Reconciliation of net income to total comprehensive income:

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006

	(In thousands)

Net income	$4,782	$6,210
Change in value of interest rate swaps	—	—
Related tax benefit	—	—
Total comprehensive income	$4,782	$6,210

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

	(In thousands)
Operating Revenues:
Transportation	$124,108	$123,347
Storage	14,707	16,200
Other revenue	485	645
Total operating revenues	139,300	140,192

Operating Costs and Expenses:
Operations and maintenance	32,632	30,736
Administrative and general	25,279	26,414
Depreciation and amortization	20,662	21,350
Taxes, other than income taxes	10,642	10,053
Total operating costs and expenses	89,215	88,553

Operating Income	50,085	51,639

Other (Income) Deductions:
Interest expense	21,700	22,840
Interest income	(1,163)	(1,792)
Miscellaneous other income, net	(310)	(257)
Total other deductions	20,227	20,791

Income Before Income Taxes	29,858	30,848

Provision for Income Taxes	11,838	12,276

Net Income	$18,020	$18,572

Reconciliation of net income to total comprehensive income:

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

	(In thousands)

Net income	$18,020	$18,572
Change in value of interest rate swaps	—	(68)
Related tax benefit	—	26
Total comprehensive income	$18,020	$18,530

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

	(In thousands)
OPERATING ACTIVITIES:
Net income	$18,020	$18,572
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	20,662	21,350
Deferred income taxes	11,080	11,804
Amortization of debt discount (premium) and expense	925	804
Termination of interest rate swaps	—	240
Receivables	752	6,737
Inventories	(187)	(542)
Other current assets	3,037	2,983
Payables and accrued liabilities	(3,246)	(4,305)
Other, including changes in noncurrent assets and liabilities	248	(1,917)
Net cash provided by operating activities	51,291	55,726

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(38,215)	(20,208)
Proceeds from sales and salvage values, net of costs of removal	1,280	596
Net cash used in investing activities	(36,935)	(19,612)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	428,634
Payments of notes payable	—	(7,250)
Early retirement of debt	(3,080)	(418,702)
Common dividends/return of capital	(21,023)	(42,101)
Capital lease payments	(765)	(735)
Debt issuance costs	(52)	(5,928)
Premium on early retirement of debt	(131)	—
Other financing	—	(1,976)
Net cash used in financing activities	(25,051)	(48,058)

Decrease in cash and cash equivalents	(10,695)	(11,944)

Cash and cash equivalents at beginning of period	37,989	62,287

Cash and cash equivalents at end of period	$27,294	$50,343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$20,874	$22,630
Income tax, net	1,094	630

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2007, Central had transportation customer contracts with approximately 130 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 572 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 Bcf and aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their requirements in times of peak demand. During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from these fields. Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

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

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006.

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

Asset Retirement Obligations

In 2005, in accordance with FASB Interpretation 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligation,” Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The initial recognition of the ARO in 2005 resulted in an increase in net Property, plant and equipment of $0.1 million, an increase in regulatory assets of $2.1 million, and the recognition of an ARO liability of $2.2 million. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2007 was $2.3 million and $2.4 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2006 was $2.2 million and $2.3 million, respectively.

Recent Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the SFAS 157 provisions and does not expect that SFAS 157 will have a material impact on its consolidated financial condition or results of operations.

5. Financing

The following table sets forth the components of debt (expressed in thousands):

	September 30, 2007	December 31, 2006
8.5% Senior Secured Notes due 2010	$—	$3,080
6.75% Senior Notes due 2016	200,000	200,000
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	7,135	7,900
Unamortized discount, net	(1,167)	(1,269)
Total debt	435,968	439,711
Less current capitalized lease obligation	690	765
Total long-term debt	$435,278	$438,946

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

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. On April 6, 2006, Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a supplemental indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default. On June 19, 2007, Southern Star issued a notice of full redemption to the holders of its 8.5% Notes, calling all remaining 8.5% Notes for redemption. On August 1, 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Notes

On April 13, 2006, Southern Star completed a private offering of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Notes, the proceeds of which were used to retire substantially all of the 8.5% Notes tendered pursuant to the tender offer described above, including related premiums and expenses, and to pay the issuance costs of the new offering. In connection with the offering, Southern Star entered into an indenture, or 6.75% Notes Indenture, dated April 13, 2006 by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, and payments began on September 1, 2006. The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building in Owensboro, Kentucky. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease. The assets are included in Property, plant and equipment on the accompanying Consolidated Balance Sheets as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization on the accompanying Consolidated Statements of Operations. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually.

Other

In connection with the acquisition described in Note 3, Southern Star issued a non-interest bearing promissory note to Highstar in the aggregate principal amount of approximately $7.3 million. The promissory note was paid in full by Southern Star on March 30, 2006.

As of September 30, 2007, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $3.1 million at September 30, 2007 and $3.7 million at December 31, 2006, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the trial court for the Tenth Circuit, and the clerk’s office has indicated that it will be entering a preliminary case management order in the near future. On April 24, 2007, the Trial Court held a hearing on various motions pertaining to attorneys’ fees and costs, but has not yet issued an opinion or order as a result of that hearing.

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

7.  Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2007 was 39.8% and 39.7%, respectively, compared to 39.6% and 39.8 % for the same periods ended September 30, 2006. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

The use of net operating loss carryforwards occurring prior to the acquisition described in Note 3 has annual limitations under Section 382 of the Internal Revenue Code, based upon the product of the value of Southern Star at the date of acquisition times the federal long-term tax-exempt interest rate (4.2%), as generally defined under Section 1274(d) of the Internal Revenue Code. The limitation on the use of pre-acquisition net operating losses is $18.6 million computed on an annual basis.

In accordance with FIN 48, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations. For both September 30, 2007 and January 1, 2007, the Company had an accrued liability for interest related to uncertain tax positions. The total amount of accrued interest from such unrecognized tax benefits was not material. The Company currently does not have a liability for tax penalties.

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

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2008. No plan assets are expected to be returned to the Company during the 12 months ending September 30, 2008.

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

Retirement Plan

Pension expense for the Company’s pension plans was $5.6 million for each of the nine month periods ended September 30, 2007 and 2006.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Components of net periodic pension expense:
Service cost	$952	$1,089
Interest cost	1,378	1,537
Expected return on plan assets	(909)	(1,003)
Employee transfers	(263)	(198)
Settlement recognition	50	100
Regulatory recovery of costs	2,734	2,979
Net periodic pension expense	$3,942	$4,504

Non-Union Retirement Plan
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Components of net periodic pension expense:
Service cost	$1,840	$1,766
Interest cost	489	341
Expected return on plan assets	(499)	(338)
Employee transfers	263	198
Regulatory accrual of costs	(410)	(846)
Net periodic pension expense	$1,683	$1,121

The Company made contributions to the pension plans totaling $6.9 million and $7.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Components of net periodic benefit expense:
Service cost	$350	$350
Interest cost	1,347	1,347
Expected return on plan assets	(1,977)	(1,977)
Recognized actuarial gain	(2)	(2)
Regulatory recovery of costs	282	282
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the nine month periods ended September 30, 2007 or 2006.

 10. Related Party Transactions

On August 11, 2005, Central entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the first nine months of 2007, Central paid approximately $0.8 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

11.  Employee Retention Agreements

Prior to the acquisition described in Note 3, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $1.4 million in expenses for each of the nine month periods ended September 30, 2007 and 2006.

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

The Acquisition

In 2005, GE and CDP, through their indirect ownership of Holdings, acquired all of our outstanding capital stock. This transaction is hereinafter referred to as the acquisition. Our acquisition has been accounted for under the purchase method of accounting, as required by SFAS 141. The purchase price of our acquisition has been “pushed down” and allocated to our assets and liabilities.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 29 years. Total average remaining contract life on a volume-weighted basis at September 30, 2007 was approximately six years.

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

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments. The Ozark Trails Expansion project was placed in service on December 1, 2006. In 2007, we are constructing the Midwest and Westar Expansion projects and we completed the Waynoka Supply project in the third quarter of 2007. These projects are more fully described in our 2006 annual report on Form 10-K filed with the SEC.

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

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. SFAS 71 provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, and the deferral of employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by SFAS 71 to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

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

Comparison of the Three Months Ended September 30, 2007 and 2006

Operating revenues were $46.4 million and $46.2 million for the three month periods ended September 30, 2007 and 2006, respectively, a $0.2 million, or 0.4%, increase. The increase in revenues is primarily due to an increase in transportation revenues resulting from the Ozark Trails Expansion project that was placed in service in December 2006.

Operations and maintenance expenses were $12.4 million for the three months ended September 30, 2007, an increase of $2.2 million, or 22.0%, from the comparable period in 2006. The increase is primarily due to higher expenses in 2007 for well testing, inspections of drips in McClouth storage field, line lowering at Elk City, environmental remediation, system-wide painting, an increase in the cost of aerial patrols, and our pipeline integrity management program.

Administrative and general expenses were $8.3 million for the third quarter of 2007 and $8.8 million for the same period in 2006, a decrease of $0.5 million, or 5.9%. The decrease is primarily due to lower employee incentive expenses, partially offset by the settlements of two customer bankruptcies in 2006.

Depreciation expense was comparable for the quarters ended September 30, 2007 and 2006.

Taxes, other than income taxes, were $3.9 million and $3.4 million for the three month periods ended September 30, 2007 and 2006, respectively. The increase of $0.5 million, or 15.0%, was mainly the result of increases in state property tax assessments.

Interest expense was comparable for the quarters ended September 30, 2007 and 2006. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

Interest income was $0.3 million for the quarter ended September 30, 2007, a decrease of $0.3 million, or 38.3%, from the comparable period in 2006. The decrease is primarily due to lower cash balances in the third quarter of 2007 compared to the same period in 2006.

The provision for income taxes was $3.2 million for the third quarter 2007, a decrease of $0.9 million, or 22.4%, from the comparable period in 2006. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the third quarter 2007 was 39.8% as compared to 39.6% for the same period in 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Operating revenues were $139.3 million and $140.2 for the nine month periods ended September 30, 2007 and 2006, respectively, a $0.9 million, or 0.6% decrease. The decrease in revenues is primarily due to lower storage revenues, partially offset by an increase in transportation revenues. Lower storage revenues in 2007 are the result of decreased inventories in storage due to mild climate conditions in 2006. Transportation revenues increased primarily due to the Ozark Trails Expansion project that was placed in service in December 2006.

Operations and maintenance expenses for the nine months ended September 30, 2007 increased by $1.9 million, or 6.2%, to $32.6 million from $30.7 million for the prior year period. The increase is primarily due to higher 2007 expenses for inspections of drips in McClouth storage field, well testing, environmental remediation, a storage support consultant, line lowering at Elk City and pipeline repairs, partially offset by lower expenses associated with our pipeline integrity management program.

 Administrative and general expenses were $25.3 million and $26.4 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $1.1 million, or 4.3%. The decrease is primarily due to lower 2007 expenses for employee incentives, property and liability insurance premiums, and employee medical expenses, partially offset by the settlements of two customer bankruptcies in 2006.

Depreciation and amortization expenses were $20.7 million in the nine months ended September 30, 2007 as compared to $21.4 million for the prior year period, a $0.7 million, or 3.2%, decrease. The decrease is primarily due to lower amortization of computer software.

Taxes, other than income taxes, were $10.6 million for the nine months ended September 30, an increase of $0.6 million, or 5.9%, from the comparable period in 2006. The increase is mainly the result of increases in state property tax assessments.

Interest expense was $21.7 million for the nine months ended September 30, 2007, a decrease of $1.1 million, or 5.0%, from the comparable period in 2006. The decrease is primarily due to lower interest rates and changes in the amortization of debt-related expenses resulting from the refinancing of our long-term debt in April 2006.

Interest income decreased by $0.6 million, or 35.1%, to $1.2 million for the nine months ended September 30, 2007 from $1.8 million for the comparable period in 2006. The decrease is primarily due to lower cash balances held in 2007 than in 2006.

The provision for income taxes was $11.8 million for the nine months ended September 30, 2007, a decrease of $0.4 million, or 3.6%, from the comparable period in 2006. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the first nine months of 2007 was 39.7% as compared to 39.8% for the same period in 2006.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing capital markets as needed to support operations and capital expenditures.

As of November 1, 2007, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $51.3 million and $55.7 million, respectively. Cash from operating activities was lower in 2007 primarily due to reimbursements received from Highstar in 2006 for pre-acquisition taxes paid in 2005.

Net cash used in financing activities was $25.1 million for the nine months ended September 30, 2007, as compared to $48.1 million for the same period in 2006. Cash used for financing activities was lower in 2007 primarily due to $21.1 million in higher dividend payments to common equity holders in 2006, a $2.0 million working capital settlement paid to Highstar in 2006 as a result of the 2005 acquisition, and payment of the $7.3 million notes payable to Highstar in 2006. The decrease was partially offset by the net proceeds of our debt refinancing in 2006 and the retirement of the remaining balance of our 8.5% Notes in 2007.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $36.9 million and $19.6 million, respectively. Cash used in investing activities was higher in 2007 principally due to higher capital expenditures associated with the Midwest and Westar Expansion projects and the Waynoka Supply project.

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

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. On April 6, 2006, we paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, we entered into a supplemental indenture for the 8.5% Notes on April 10, 2006, which eliminated substantially all of the original covenants and certain events of default. On June 19, 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes for redemption. On August 1, 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Notes

On April 13, 2006, we completed a private offering of $200.0 million aggregate principal amount of 6.75% Notes, the proceeds of which were used to retire substantially all of the 8.5% Notes tendered pursuant to the tender offer described above, including related premiums and expenses, and to pay the issuance costs of the new offering. In connection with the offering, we entered into a 6.75% Notes Indenture, dated April 13, 2006 by and between us and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, and payments began on September 1, 2006. The 6.75% Notes mature on March 1, 2016. The 6.75% Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

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

Central’s 6.0% Notes

On April 13, 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Notes, the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses. In connection with the offering, Central entered into a 6.0% Notes Indenture dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

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

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority for use of a headquarters building in Owensboro, Kentucky. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually.

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

Prior to the acquisition described in Note 3 of the accompanying Notes to the Consolidated Financial Statements, we entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.4 million in expenses for each of the nine month periods ended September 30, 2007 and 2006.

At September 30, 2007, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $53.4 million in 2007 including approximately $9.7 million for the Waynoka Supply project and approximately $11.9 million for the Westar Emporia and the Midwest Goodman Expansion projects. The two expansion projects will be completed at an additional estimated cost of $5.4 million which is expected to be incurred in 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at September 30, 2007, had a carrying value of $428.8 million and a fair value of $428.3 million. The weighted-average interest rate of our long-term debt was 6.58%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term debt issues mature in 2016. On June 19, 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes with a redemption date of August 1, 2007. On August 1, 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

The $7.1 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007. Effective April 1, 2007, we implemented new financial systems of record; however, this did not result in a material change in our controls or procedures over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the trial court for the Tenth Circuit, and the clerk’s office has indicated that it will be entering a preliminary case management order in the near future. On April 24, 2007, the Trial Court held a hearing on various motions pertaining to attorneys’ fees and costs, but has not yet issued an opinion or order as a result of that hearing.

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

SOUTHERN STAR CENTRAL CORP.
November 6, 2007	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 6, 2007	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 6, 2007
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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 6, 2007
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 6, 2007
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 6, 2007
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.