Form 10-Q
period 2008-03-31
SOUTHERN STAR CENTRAL CORP
filed 2008-05-12
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer

     Accelerated filer

Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of May 12, 2008.

TABLE OF CONTENTS

2008 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,395	$20,025
Receivables:
Trade	15,806	17,041
Income taxes	835	1,056
Transportation, exchange and fuel gas	2,756	19,869
Other	1,097	3,642
Inventories	6,515	6,361
Deferred income taxes	8,193	7,559
Costs recoverable from customers	22,393	25,446
Prepaid expenses	3,394	3,842
Other	1,000	1,110
Total current assets	83,384	105,951

Property, Plant and Equipment, at cost:
Natural gas transmission plant	600,711	587,241
Other natural gas plant	25,838	25,797
	626,549	613,038
Less – Accumulated depreciation and amortization	(56,628)	(49,239)
Property, plant and equipment, net	569,921	563,799

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	42,199	42,762
Prepaid expenses	955	1,026
Postretirement benefits other than pensions	11,300	10,988
Other deferred and noncurrent assets	7,969	7,975
Total other assets	387,267	387,595
Total Assets	$1,040,572	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,258	$3,407
Transportation, exchange and fuel gas	24,149	44,316
Other	5,626	7,598
Accrued taxes, other than income taxes	8,060	6,056
Accrued interest	5,955	5,980
Accrued payroll and employee benefits	7,659	10,248
Capitalized lease obligation due in one year	705	690
Other accrued liabilities	4,336	4,828
Total current liabilities	60,748	83,123

Long-Term Debt:
Capitalized lease obligation	6,090	6,445
Other long-term debt	428,901	428,867
Total long-term debt	434,991	435,312

Other Liabilities and Deferred Credits:
Deferred income taxes	61,974	57,258
Postretirement benefits other than pensions	10,398	10,188
Asset retirement obligations	2,490	2,450
Costs refundable to customers	11,558	11,054
Environmental remediation	1,999	2,093
Accrued pension	22,661	23,439
Other	309	346
Total other liabilities and deferred credits	111,389	106,828

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at March 31, 2008 and December 31, 2007	—	—
Paid-in capital	426,895	426,895
Retained earnings	6,549	5,187
Total stockholder’s equity	433,444	432,082
Total Liabilities and Stockholder’s Equity	$1,040,572	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

	(In thousands)
Operating Revenues:
Transportation	$43,920	$42,422
Storage	3,667	4,388
Other revenue	218	208
Total operating revenues	47,805	47,018

Operating Costs and Expenses:
Operations and maintenance	10,407	9,531
Administrative and general	9,060	8,358
Depreciation and amortization	7,041	6,756
Taxes, other than income taxes	3,828	3,450
Total operating costs and expenses	30,336	28,095

Operating Income	17,469	18,923

Other (Income) Deductions:
Interest expense	7,081	7,177
Interest income	(164)	(399)
Miscellaneous other income, net	(300)	(160)
Total other deductions	6,617	6,618

Income Before Income Taxes	10,852	12,305

Provision for Income Taxes	4,303	4,867

Net Income/Total Comprehensive Income	$6,549	$7,438

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,549	$7,438
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	7,041	6,756
Deferred income taxes	4,082	4,539
Amortization of debt discount (premium) and expense	262	264
Receivables	4,008	1,449
Inventories	(154)	(226)
Other current assets	732	551
Payables and accrued liabilities	(2,280)	(11,337)
Other, including changes in noncurrent assets and liabilities	72	283
Net cash provided by operating activities	20,312	9,717

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(13,335)	(6,558)
Proceeds from sales and salvage values, net of costs of removal	(66)	(325)
Net cash used in investing activities	(13,401)	(6,883)

FINANCING ACTIVITIES:
Common dividends	(5,187)	(7,799)
Capital lease payments	(340)	(380)
Other financing	(14)	(17)
Net cash used in financing activities	(5,541)	(8,196)

Increase/(decrease) in cash and cash equivalents	1,370	(5,362)

Cash and cash equivalents at beginning of period	20,025	37,989

Cash and cash equivalents at end of period	$21,395	$32,627

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$6,844	$7,003
Income tax, net	—	(11)

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 39 compressor stations with approximately 206,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2008, Central had transportation customer contracts with approximately 142 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 566 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2008 and 2007.

3. Accounting Policies

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

Goodwill

The Company has recorded $324.8 million of Goodwill related to the acquisition of all the outstanding capital stock of the Company by Holdings in 2005. Goodwill is not amortized and is subject to an annual impairment test (or more frequently if certain conditions exist) in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s cumulative earnings, consolidated financial position, or results of operations.

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

Asset Retirement Obligations

In accordance with FASB Interpretation 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligation,” Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2008 was $2.4 million and $2.5 million, respectively. The amount for both the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2007 was $2.4 million.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The provisions of SFAS No. 157 were effective as of January 1, 2008; however FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•

Level 1: Quoted market prices in active markets for identical assets or liabilities.

•

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•

Level 3: Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, the Company does not have any financial assets or liabilities that are measured at fair value on a recurring basis.

The adoption for non-financial assets and liabilities in fiscal 2009 could impact future estimates of value related to long-lived and intangible assets such as the annual fair value evaluation of goodwill.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2008	December 31, 2007
6.75% Senior Notes (2006) due 2016	$200,000	$200,000
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	6,795	7,135
Unamortized debt discount,	(1,099)	(1,133)
Total debt	435,696	436,002
Less current capitalized lease obligation	705	690
Total long-term debt	$434,991	$435,312

8.5% Notes

Prior to April 2006, Southern Star had outstanding $180.00 million of 8.5% Notes due 2010, or 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August.

As a result of the acquisition of the Company by Holdings, the fair value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt in 2005. This premium was being amortized over the remaining life of the 8.5% Notes.

In March 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. In April 2006, Southern Star paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, Southern Star entered into a supplemental indenture for the 8.5% Notes, which eliminated substantially all of the original covenants and certain events of default. In June 2007, Southern Star issued a notice of full redemption to the holders of its 8.5% Notes, calling all remaining 8.5% Notes for redemption. In August 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Registered Notes

In April 2006, Southern Star completed a private offering of $200.0 million aggregate principal amount of 6.75% Notes due 2016, or 6.75% Registered Notes, the proceeds of which were used to retire substantially all of the 8.5% Notes tendered pursuant to the tender offer described above, including related premiums and expenses, and to pay the issuance costs of the new offering. In connection with the offering, Southern Star entered into an indenture, dated as of April 13, 2006, by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

In connection with the issuance of the 6.75% Registered Notes, Southern Star entered into a registration rights agreement, whereby we agreed to offer to exchange the 6.75% Registered Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The exchange offer was consummated in September 2006, at which time all notes were accepted for exchange.

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the 6.75% Registered Notes indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

The 6.75% Registered Notes are subject to certain covenants that restrict, among other things, Southern Star and its subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates.

Southern Star may redeem, with the proceeds from an equity offering, up to 35% of the aggregate amount of the 6.75% Registered Notes prior to March 1, 2009, at a premium defined in the indenture. Beginning March 1, 2009, Southern Star may redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, Southern Star also has the right to redeem the 6.75% Registered Notes in full at a make-whole premium as defined in the indenture.

6.75% Unregistered Notes

On April 16, 2008, Southern Star completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes, in a private placement, pursuant to a purchase agreement with Lehman Brothers Inc., the initial purchaser. In connection with the sale, the Company entered into an indenture dated April 16, 2008 by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.49%. The 6.75% Unregistered Notes are senior secured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Unregistered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

The 6.75% Unregistered Notes are subject to certain covenants that restrict, among other things, Southern Star and its subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates.

Southern Star may redeem, with the proceeds from an equity offering, up to 35% of the aggregate amount of the 6.75% Unregistered Notes prior to March 1, 2009, at a premium defined in the indenture. Beginning March 1, 2009, Southern Star may redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, Southern Star also has the right to redeem the 6.75% Unregistered Notes in full at a make-whole premium as defined in the indenture.

Central’s 6.0% Notes

In April 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. In connection with the offering, Central entered into an indenture, dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Registered Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, for use of headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, National Association, as trustee.  Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of March 31, 2008, the Company was in compliance with the covenants of all outstanding debt instruments.

5. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Fuel Filing

Central recovers the natural gas it uses for fuel on its operating system and gas losses it incurs on its system in-kind from its customers via a fuel reimbursement charge placed on the volumes of gas transported through the system. The reimbursement charge is established through an annual fuel tracker filed with the FERC. On November 30, 2007, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2008 based on the actual fuel and loss for the twelve months ended September 30, 2007. Several customers and state commissions intervened and some protested various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference to discuss the issues raised in the protests and the technical conference was held on February 8, 2008. Subsequent to the technical conference, the parties submitted additional questions to Central. Central responded to their questions, and then all parties filed Initial Comments and Reply Comments with the FERC. The FERC will now issue an order based on Central’s filing and the comments received from all parties. Management believes its fuel and loss recovery mechanism provides for the recovery of the gas losses at issue and that such mechanism is well supported and has been consistently applied; therefore, Central does not anticipate any material adverse impact to its financial position or results of operations to result from resolution of this issue.

General Rate Issues

On April 30, 2008, Central filed a new general rate case under FERC Docket No. RP08-350 which is expected to become effective November 1, 2008. The general rate proceeding requests increases in Central’s transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service in Central’s tariff.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $3.0 million at March 31, 2008 and $3.1 million at December 31, 2007, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Appellate briefing is ongoing and oral argument is expected to be scheduled in September 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

6.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2008 was 39.7% compared to 39.6% for the same period ended March 31, 2007. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

The use of net operating loss carryforwards occurring prior to the acquisition of the Company by Holdings has annual limitations under Section 382 of the Internal Revenue Code, based upon the product of the value of Southern Star at the date of acquisition times the federal long-term tax-exempt interest rate (4.2%), as generally defined under Section 1274(d) of the Internal Revenue Code. The limitation on the use of pre-acquisition net operating losses is $18.6 million computed on an annual basis.

In accordance with FIN 48, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Operations. Any penalties are recognized as part of miscellaneous expense on the accompanying Statements of Operations. As of March 31, 2008, the Company had an accrued liability for interest related to uncertain tax positions. The total amount of accrued interest from such unrecognized tax benefits was not material. The Company currently does not have a liability for tax penalties.

As of March 31, 2008, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

7. Dividends and Related Restrictions

Certain notes of the Company contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

8. Employee Benefit Plans

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for Central to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” the Company will not recognize changes in the funded status in comprehensive income but as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2009. No plan assets are expected to be returned to the Company during the 12 months ending March 31, 2009.

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

Retirement Plan

Pension expense for the Company’s pension plans was $1.9 million for each of the three month periods ended March 31, 2008 and 2007.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Components of net periodic pension expense:
Service cost	$317	$363
Interest cost	459	512
Expected return on plan assets	(303)	(334)
Regulatory recovery of costs	841	960
Net periodic pension expense	$1,314	$1,501

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Components of net periodic pension expense:
Service cost	$613	$589
Interest cost	163	114
Expected return on plan assets	(166)	(113)
Regulatory accrual of costs	(49)	(216)
Net periodic pension expense	$561	$374

The Company made contributions to the pension plans totaling $1.9 million and $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Components of net periodic benefit expense:
Service cost	$104	$117
Interest cost	495	449
Expected return on plan assets	(702)	(659)
Recognized actuarial gain	—	(1)
Regulatory recovery of costs	103	94
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the three month periods ended March 31, 2008 or 2007.

 9. Related Party Transactions

Central is a party to an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the first three months of 2008, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

In addition,  Southern Star is a party to an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for reasonable expenses it incurs in providing such services.

Central purchases goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

10.  Employee Retention Agreements

The Company has employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period from August 2005 for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $0.5 million in expenses for each of the three month periods ended March 31, 2008 and 2007.

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

Other factors and assumptions not identified above, including without limitation, those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

The terms “we”, “us”, “our” and “the Company” denote Southern Star Central Corp. and its subsidiaries.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 28 years. Total average remaining contract life on a volume-weighted basis at March 31, 2008 was approximately six years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which is expected to become effective November 1, 2008.

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

We proactively seek growth opportunities that will further strengthen our financial position and results of operations.  The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point.  Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments. In 2007, we began construction on the Westar Emporia and Midwest Goodman pipeline and measurement facilities expansion projects at estimated total costs of $13.2 million and $5.0 million, respectively. The Company anticipates investing approximately $8.7 million during 2008 for planned expansion projects, which includes $5.3 million to complete the Westar Emporia project, $0.4 million to complete the Midwest Goodman project, and $2.9 million to complete the Atmos Energy project, which will update existing facilities to handle increased capacity.

In January 2008, we initiated a binding open-season for an expansion project, known as “Perry Delivery Project”, to deliver up to 100,000 dekatherms per day to the Enogex intrastate pipeline system. Central did receive offers with varying rates and terms; however the offer did not meet the economic requirements for a successful project.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have not been significant changes to our Critical Accounting Policies as included in our 2007 Annual Report on Form 10-K filed with the SEC on March 19, 2008.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2008 and 2007

Operating revenues were $47.8 million and $47.0 million for the three month periods ended March 31, 2008 and 2007, respectively, a $0.8 million, or 1.7%, increase. The increase in revenue is primarily due to an increase in park and loan and  transportation revenues, offset partially by lower storage revenues. Lower storage revenues in 2008 are the result of decreased inventories in storage due to colder climate conditions and the resulting increase in demand for natural gas.

Operations and maintenance expenses were $10.4 million and $9.5 million for the three month periods ended March 31, 2008 and 2007, respectively, a $0.9 million, or 9.2% increase. The increase is primarily due to higher expenses in 2008 for labor, employee relocations, integrity management program and pipeline inspections, offset partially by lower expenses in 2008 for consulting for Kansas Corporation Commission permits.

Administrative and general expenses were $9.1 million for the first quarter of 2008 and $8.4 million for the same period in 2007, an increase of $0.7 million, or 8.4%. The increase is primarily due to higher expenses in 2008 for audit services, group health insurance, professional services and information technology maintenance and support.

Depreciation expense was $7.0 million in the first quarter 2008, an increase of $0.3 million, or 4.2%, from the comparable period in 2007. The increase is primarily due to the number of capital projects that have been placed in service since the first quarter 2007.

Taxes, other than income taxes, were $3.8 million for the three month period ended March 31, 2008, an increase of $0.4 million or 11.0%, from the comparable period in 2007. The increase is primarily due to expected higher property tax assessments in 2008 than those estimated in the first quarter of 2007.

Interest expense for the three months ended March 31, 2008 and 2007 was approximately $7.1 million and $7.2 million, respectively. The decrease of approximately $0.1 million or 1.0%, was not a significant change and was not indicative of any known trend or uncertainty. There were no material offsetting changes. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

The provision for income taxes was $4.3 million for the first quarter 2008, a decrease of $0.6 million, or 11.6%, from the comparable period in 2007. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the first quarter 2008 was 39.7% as compared to 39.6% for the same period in 2007.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing debt markets as needed to support operations and capital expenditures.

As of May 1, 2008, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $20.3 million and $9.7 million, respectively. Cash from operating activities was higher in 2008 primarily due to lower payments of year end accounts payables in the first quarter 2008 as compared to the first quarter 2007 and higher collections of account receivables in the first quarter 2008 as compared to the first quarter 2007.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $13.4 million and $6.9 million, respectively. Cash used in investing activities was higher in 2008 primarily due to higher maintenance capital expenditures.

Net cash used in financing activities was $5.5 million for the three months ended March 31, 2008, as compared to $8.2 million for the same period in 2007. Cash used for financing activities was lower in 2008 primarily due to lower dividend payments in the first quarter 2008.

8.5% Notes

Prior to April 2006, we had outstanding $180.0 million of 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August.

In March 2006, we launched a tender offer pursuant to which we offered to purchase all of our outstanding 8.5% Notes. As part of this tender offer, we solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, we accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. In April 2006, we paid $190.7 million to reacquire the debt, which had a carrying value of $190.5 million; a loss of $0.2 million was recorded. Fees of approximately $0.5 million associated with the tender were also charged to expense. In addition, we entered into a supplemental indenture for the 8.5% Notes, which eliminated substantially all of the original covenants and certain events of default. In June 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes for redemption. In August 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Registered Notes

In April 2006, we completed a private offering of $200.0 million aggregate principal amount of 6.75% Registered Notes, the proceeds of which were used to retire substantially all of the 8.5% Notes tendered pursuant to the tender offer described above, including related premiums and expenses, and to pay the issuance costs of the new offering. In connection with the offering, we entered into an Indenture, dated as of April 13, 2006, by and between us and The Bank of New York Trust Company, N.A., as trustee.

In connection with the issuance of the 6.75% Registered Notes, we entered into a registration rights agreement, whereby we agreed to offer to exchange the 6.75% Registered Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The exchange offer was consummated in September 2006, at which time all notes were accepted for exchange.

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of our to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Registered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

The 6.75% Registered Notes are subject to certain covenants that restrict, among other things, our and our subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates.

We may redeem, with the proceeds from an equity offering, up to 35% of the aggregate amount of the 6.75% Registered Notes prior to March 1, 2009, at a premium defined in the indenture. Beginning March 1, 2009, we may redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, we also have the right to redeem the 6.75% Registered Notes in full at a make-whole premium as defined in the indenture.

6.75% Unregistered Notes

On April 16, 2008, we completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016 or 6.75% Unregistered Notes, in a private placement, pursuant to a purchase agreement with Lehman Brothers Inc., the initial purchaser. In connection with the offering, we entered into an indenture dated April 16, 2008 by and between us and The Bank of New York Trust Company, N.A., as trustee. The Notes were sold at a discount of $3.9 million, resulting in net proceeds of $45.1 million (after giving effect to $1.0 million of issuance costs). The proceeds will be used to fund a portion of our 2008 capital expenditures.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.49%. The 6.75% Unregistered Notes are our senior secured obligations and rank equal in rights of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Unregistered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

The 6.75% Unregistered Notes are subject to certain covenants that restrict, among other things, our and our subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates.

We may redeem, with the proceeds from an equity offering, up to 35% of the aggregate amount of the 6.75% Unregistered Notes prior to March 1, 2009, at a premium defined in the indenture. Beginning March 1, 2009, we may redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, we also have the right to redeem the 6.75% Unregistered Notes in full at a make-whole premium as defined in the indenture.

Central’s 6.0% Notes

In April 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Notes. In connection with the offering, Central entered into an indenture dated April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The indenture contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, for use of headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, National Association, as trustee.  Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option of prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

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

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $0.5 million in expenses for each of three month periods ended March 31, 2008 and 2007. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At March 31, 2008, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $69.9 million in 2008 including approximately $5.7 million for the Westar Emporia and Midwest Goodman expansion projects and approximately $2.9 million for the Atmos Energy expansion project, all of which are scheduled to be completed during 2008. We expect to fund 2008 capital expenditures from our cash from operations and with the proceeds of the issuance of the 6.75% Unregistered Notes discussed above.

In addition to the capital expenditures discussed above, Central expects to contribute $7.6 million to $9.3 million to its Union and Non-Union Retirement Plans in 2008. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing debt markets as needed.

Contingencies

See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. The weighted-average interest rate of our long-term debt was 6.58%. Our $200.0 million (6.75%) and $230.0 million (6.0%) long-term senior notes mature in 2016. In August 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes.

The $7.1 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of March 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.

 Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Appellate briefing is ongoing and oral argument is expected to be scheduled in September 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Item 1A. Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  No updates to this information are necessary.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
May 12, 2008	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 12, 2008	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a – 14(a) AND 15d – 14(a)

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d – 15 (f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 12, 2008
Jerry L. Morris

Exhibit 31.2

CERTIFICATION PURSUANT TO RULES 13a – 14(a) AND 15d – 14(a)

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a – 15(f) and 15d – 15(f) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report)  that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 12, 2008
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 12, 2008
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 12, 2008
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.