Form 10-Q
period 2008-06-30
SOUTHERN STAR CENTRAL CORP
filed 2008-08-11
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2008

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of August 8, 2008.

TABLE OF CONTENTS

2008 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$51,901	$20,025
Receivables:
Trade	14,904	17,041
Income taxes	1,028	1,056
Transportation, exchange and fuel gas	4,916	19,869
Other	1,024	3,642
Inventories	6,758	6,361
Deferred income taxes	8,792	7,559
Costs recoverable from customers	14,583	25,446
Prepaid expenses	5,683	3,842
Other	750	1,110
Total current assets	110,339	105,951

Property, Plant and Equipment, at cost:
Natural gas transmission plant	620,588	587,241
Other natural gas plant	26,908	25,797
	647,496	613,038
Less – Accumulated depreciation and amortization	(63,976)	(49,239)
Property, plant and equipment, net	583,520	563,799

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	41,665	42,762
Prepaid expenses	883	1,026
Postretirement benefits other than pensions	11,608	10,988
Other deferred and noncurrent assets	8,942	7,975
Total other assets	387,942	387,595
Total Assets	$1,081,801	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$5,651	$3,407
Transportation, exchange and fuel gas	18,500	44,316
Other	7,453	7,598
Accrued taxes, other than income taxes	6,498	6,056
Accrued interest	6,530	5,980
Accrued payroll and employee benefits	9,914	10,248
Capitalized lease obligation due in one year	705	690
Other accrued liabilities	4,618	4,828
Total current liabilities	59,869	83,123

Long-Term Debt:
Capitalized lease obligation	6,090	6,445
Other long-term debt	475,123	428,867
Total long-term debt	481,213	435,312

Other Liabilities and Deferred Credits:
Deferred income taxes	64,969	57,258
Postretirement benefits other than pensions	10,596	10,188
Asset retirement obligations	2,530	2,450
Costs refundable to customers	12,086	11,054
Environmental remediation	1,608	2,093
Accrued pension	18,148	23,439
Other	226	346
Total other liabilities and deferred credits	110,163	106,828

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at June 30, 2008 and December 31, 2007	—	—
Paid-in capital	426,895	426,895
Retained earnings	3,661	5,187
Total stockholder’s equity	430,556	432,082
Total Liabilities and Stockholder’s Equity	$1,081,801	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007

	(In thousands)
Operating Revenues:
Transportation	$42,916	$41,242
Storage	3,642	4,482
Other revenue	310	160
Total operating revenues	46,868	45,884

Operating Costs and Expenses:
Operations and maintenance	13,348	10,668
Administrative and general	9,480	8,599
Depreciation and amortization	7,152	6,944
Taxes, other than income taxes	3,560	3,277
Total operating costs and expenses	33,540	29,488

Operating Income	13,328	16,396

Other (Income) Deductions:
Interest expense	7,876	7,249
Interest income	(293)	(417)
Miscellaneous other income, net	(150)	(49)
Total other deductions	7,433	6,783

Income Before Income Taxes	5,895	9,613

Provision for Income Taxes	2,234	3,813

Net Income/Total Comprehensive Income	$3,661	$5,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

	(In thousands)
Operating Revenues:
Transportation	$86,836	$83,664
Storage	7,309	8,870
Other revenue	528	368
Total operating revenues	94,673	92,902

Operating Costs and Expenses:
Operations and maintenance	23,755	20,199
Administrative and general	18,540	16,957
Depreciation and amortization	14,193	13,700
Taxes, other than income taxes	7,388	6,727
Total operating costs and expenses	63,876	57,583

Operating Income	30,797	35,319

Other (Income) Deductions:
Interest expense	14,957	14,426
Interest income	(457)	(816)
Miscellaneous other income, net	(450)	(209)
Total other deductions	14,050	13,401

Income Before Income Taxes	16,747	21,918

Provision for Income Taxes	6,537	8,680

Net Income/Total Comprehensive Income	$10,210	$13,238

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

	(In thousands)
OPERATING ACTIVITIES:
Net income	$10,210	$13,238
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	14,193	13,700
Deferred income taxes	6,329	8,099
Amortization of debt discount and expense	687	529
Receivables	4,790	1,494
Inventories	(397)	(336)
Other current assets	(1,307)	2,055
Payables and accrued liabilities	2,845	(9,304)
Other, including changes in noncurrent assets and liabilities	(3,858)	(80)
Net cash provided by operating activities	33,492	29,395

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(33,947)	(21,168)
Proceeds from sales and salvage values, net of costs of removal	(489)	(699)
Net cash used in investing activities	(34,436)	(21,867)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	46,065	—
Common dividends	(11,736)	(15,237)
Capital lease payments	(340)	(380)
Other financing	(1,169)	(35)
Net cash provided (used) in financing activities	32,820	(15,652)

Increase(decrease) in cash and cash equivalents	31,876	(8,124)

Cash and cash equivalents at beginning of period	20,025	37,989

Cash and cash equivalents at end of period	$51,901	$29,865

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$13,655	$13,858
Income tax, net	180	824

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or the Holdings, which is indirectly owned by GE Energy Financial Services, Inc., or GE, and Caisse de dépôt et placement du Québec, or CDP.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2008, Central had transportation customer contracts with approximately 142 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 574 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2008 and 2007.

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

Goodwill

The Company has recorded $324.8 million of Goodwill related to the acquisition of all the outstanding capital stock of the Company by Holdings in 2005. Goodwill is not amortized and is subject to an annual impairment test (or more frequently if certain conditions exist) in accordance with Statement of Financial Accounting Standards, or SFAS, 142, “Goodwill and Other Intangible Assets.”

Income Taxes

Deferred taxes are recorded under the liability method and are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s cumulative earnings, consolidated financial position, or results of operations.

Southern Star and its affiliates operate under a Federal and State Income Tax Policy which provides that Southern Star will file consolidated tax returns on behalf of itself and its affiliates and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify its affiliates for any liability that affiliates incur for taxes of the affiliated group of which Southern Star and any of its affiliates are members under Treasury Regulations Section 1.1502-6.

Asset Retirement Obligations

In accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standard for Hazardous Air Pollutants, or NESHAPs, that regulated the use of asbestos. The amount for both the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2008 was $2.5 million. The amount of both the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2007 was $2.4 million.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or the first quarter of fiscal 2009.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•

Level 1: Quoted market prices in active markets for identical assets or liabilities.

•

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•

Level 3: Unobservable inputs that are not corroborated by market data.

As of June 30, 2008, the Company does not have any financial assets or liabilities that are measured at fair value on a recurring basis.

The adoption of SFAS 157 for non-financial assets and liabilities in fiscal 2009 could impact future estimates of value related to long-lived and intangible assets such as the annual fair value evaluation of goodwill. Management is currently evaluating the provisions of this standard and does not expect those provisions to have a material impact on its consolidated financial position or results of operation.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2008	December 31, 2007
6.75% Registered Notes	$200,000	$200,000
6.75% Unregistered Notes	50,000	—
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	6,795	7,135
Unamortized debt discount	(4,877)	(1,133)
Total debt	481,918	436,002
Less current capitalized lease obligation	705	690
Total long-term debt	$481,213	$435,312

8.5% Notes

Prior to April 2006, Southern Star had outstanding $180.00 million of 8.5% Notes due 2010, or 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August.

As a result of the acquisition of the Company by Holdings, the value of the 8.5% Notes was calculated at fair value and a premium of $15.7 million was recorded in Long-term debt in 2005. This premium was being amortized over the remaining life of the 8.5% Notes.

In March 2006, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 8.5% Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 8.5% Notes to eliminate substantially all of the covenants and certain events of default contained in the indenture.

As a result of the tender, in April 2006, Southern Star accepted for payment $176.9 million principal amount of the 8.5% Notes, which represented 98.29% of the outstanding aggregate principal amount of the 8.5% Notes. In June 2007, Southern Star issued a notice of full redemption to the holders of its 8.5% Notes, calling all remaining 8.5% Notes for redemption. In August 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

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

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.54%. The 6.75% Unregistered Notes are senior secured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, National Association, as trustee.  Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of June 30, 2008, the Company was in compliance with the covenants of all outstanding debt instruments.

5. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Fuel Filing

Central recovers its actual fuel and loss in-kind from its customers through an annual fuel tracker filed with the FERC. On November 30, 2007, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2008 and true up the actual fuel and loss for the 12 months ended September 30, 2007. Several customers and state commissions intervened and some protested various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference to discuss the issues raised in the protest. Subsequent to the technical conference, Central and the active parties began settlement discussions and on May 30, 2008, Central filed a Stipulation and Agreement (S&A) with the FERC that would resolve all issues in the fuel filing and was supported by the active parties. The S&A was approved by the FERC on July 3, 2008. As part of the S&A, Central is expected to absorb 880,760 Dth of the losses described above, the majority of which will be covered by insurance. It is anticipated that Central will purchase the replacement gas in the third quarter of 2008 and will receive insurance reimbursement promptly for the applicable portion. Management does not anticipate a material financial impact to result from the final resolution of this issue.

General Rate Issues

On April 30, 2008, Central filed a new general rate case under the FERC Docket No. RP08-350 which is expected to become effective November 1, 2008. The general rate proceeding requests increases in Central’s transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service in Central’s tariff.  The FERC issued a Suspension Order on May 29, 2008, suspending the effectiveness of the rate increase until November 1, 2008 and assigning an Administrative Law Judge to hold a pre-hearing conference, establish a procedural schedule and preside over the case. The pre-hearing conference was held on June 10, 2008 and the parties agreed on a procedural schedule, with discovery beginning immediately, various dates for intervenor and company testimony and the hearing to begin on   May 5, 2009 if the parties are unable to reach a settlement prior to the hearing.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.6 million at June 30, 2008 and $3.1 million at December 31, 2007, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument is scheduled for September 25, 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Summary of Commitments and Contingencies

In connection with the purchase of Central by Southern Star from The Williams Companies, Inc., or Williams, in 2002, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Grynberg Litigation and the Price Litigations. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements, and to cooperate in general with Central in the preparation of its defense.

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

6.  Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2008 was 39.0% compared to 39.6% for the same period ended June 30, 2007. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

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

In accordance with FIN 48, the Company previously recorded interest expense related to uncertain tax positions. Any interest expense and penalties relating to FIN 48 are recognized as part of Interest expense and Miscellaneous expense, respectively, on the accompanying Consolidated Statements of Operations. On June 30, 2008, the Company filed with the Internal Revenue Service (IRS) an application for an automatic change in accounting method commencing with the tax year beginning January 1, 2007. This change in accounting method results in an adjustment to income of $0.08 million, which effectively reverses the accrued liability previously recorded for interest related to uncertain tax positions. The Company currently does not have a liability for tax penalties.

As of June 30, 2008, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

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

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2009. No plan assets are expected to be returned to the Company during the 12 months ending June 30, 2009.

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

Retirement Plan

Pension expense for the Company’s pension plans was $3.8 million for each of the six month periods ended June 30, 2008 and 2007.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Components of net periodic pension expense:
Service cost	$627	$634
Interest cost	899	919
Expected return on plan assets	(547)	(606)
Employee transfers	(232)	(263)
Settlement recognition……………………………	225	34
Regulatory recovery of costs	2,778	1,910
Net periodic pension expense	$3,750	$2,628

Non-Union Retirement Plan
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Components of net periodic pension expense:
Service cost	$1,258	$1,226
Interest cost	456	326
Expected return on plan assets	(403)	(333)
Employee transfers……………………………….	232	263
Regulatory accrual of costs	(1,543)	(360)
Net periodic pension expense	$—	$1,122

The Company made contributions to the pension plans totaling $8.1 million and $4.3 million for the six month periods ended June 30, 2008 and 2007, respectively. Contributions were increased in 2008 in order to achieve certain thresholds in the Plans’ asset balances as established by the Pension Protection Act of 2006.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Components of net periodic benefit expense:
Service cost	$174	$234
Interest cost	1,076	898
Expected return on plan assets	(1,433)	(1,319)
Recognized actuarial gain	(29)	(1)
Regulatory recovery of costs	212	188
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the six month periods ended June 30, 2008 or 2007.

 9. Related Party Transactions

Central is a party to an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the three month periods ended June 30, 2008 and 2007, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. During the first six months of 2008 and 2007, Central paid approximately $0.5 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

The Company has employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period from August 2005 for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $1.1 million and $1.0 million in expenses for the six month periods ended June 30, 2008 and 2007, respectively.

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

Southern Star

Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or Holdings, which is indirectly owned by GE Energy Financial Services, Inc., or GE, and Caisse de dépôt et placement du Québec, or CDP.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 28 years. Total average remaining contract life on a volume-weighted basis at June 30, 2008 was approximately six years.

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

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point.  Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments. In 2007, we began construction on the Westar Emporia and Midwest Goodman pipeline and measurement facilities expansion projects at estimated total costs of $10.0 million and $5.4 million, respectively. The Company anticipates investing approximately $7.5 million during 2008 for planned expansion projects, which includes $3.8 million to complete the Westar Emporia project, $0.8 million to complete the Midwest Goodman project, and $2.9 million to complete the Atmos Energy project, which will update existing facilities to handle increased capacity.

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

Comparison of the Three Months Ended June 30, 2008 and 2007

Operating revenues were $46.9 million and $45.9 million for the three month periods ended June 30, 2008 and 2007, respectively, a $1.0 million, or 2.1%, increase. The increase in revenues is primarily due to an increase in transportation revenues resulting from additional firm transportation agreements that were effective December 1, 2007 and March 1, 2008, respectively.

Operations and maintenance expense was $13.3 million for the three months ended June 30, 2008, an increase of $2.7 million, or 25.1%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for labor, employee relocations, pipeline integrity management program, inspections and testing of McLouth storage field, engine repairs, materials and parts, pipeline inspections, lube oil, treating materials, right of way clearing, and well testing, offset partially by lower expenses in 2008 for storage consulting.

Depreciation expense was $7.2 million for the three months ended June 30, 2008, an increase of $0.2 million, or 3.0%, from the comparable period in 2007.

Administrative and general expenses were $9.5 million for the three months ended June 30, 2008, an increase of $0.9 million, or 10.2%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for employee incentives,  group health insurance and the Department of Transportation’s safety user fee.  The increase was partially offset by lower expenses in the second quarter of 2008 for audit and legal services.

Taxes, other than income taxes, were $3.6 million and $3.3 million for the three month periods ended June 30, 2008 and 2007, respectively, a $0.3 million, or 8.6% increase.  The increase is primarily due to higher estimates of property tax assessments in 2008 than those estimated in 2007.

Interest expense was $7.9 million for the three months ended June 30, 2008, an increase of $0.6 million, or 8.6%, from the comparable period in 2007.  The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008.  See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

Interest income was $0.3 million for the three months ended June 30, 2008, a decrease of $0.1 million, or 29.7%, from the comparable period in 2007. The decrease is primarily due to lower interest rates in the second quarter of 2008 compared to the same period in 2007, partially offset by higher cash balances in May and June 2008 compared to the same period in 2007.

The provision for income taxes was $2.2 million for the three months ended June 30, 2008, a decrease of $1.6 million, or 41.4%, from the comparable period in 2007. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the second quarter 2008 was 37.9% as compared to 39.7% for the same period in 2007.

Comparison of the Six Months Ended June 30, 2008 and 2007

Operating revenues were $94.7 million and $92.9 million for the six month periods ended June 30, 2008 and 2007, respectively, a $1.8 million, or 1.9%, increase. The increase in revenue is primarily due to increased transportation revenues, partially offset by lower storage revenues.  Transportation revenues increased primarily due to additional firm transportation and park and loan services. The lower storage revenues in 2008 are the result of decreased inventories in storage due to colder climate conditions during the 2008 winter season.

Operations and maintenance expenses were $23.8 million and $20.2 million for the six month periods ended June 30, 2008 and 2007, respectively, a $3.6 million, or 17.6% increase. The increase is primarily due to higher expenses in 2008 for labor, employee relocations, pipeline integrity management program, inspections and testing of McLouth storage field, engine repairs, materials and parts, pipeline inspections, lube oil, treating materials, right of way clearing, and well testing, offset partially by lower expenses in 2008 for consulting for Kansas Corporation Commission permits.

Administrative and general expense was $18.5 million for the six month period ended June 30, 2008, an increase of $1.6 million, or 9.3%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for employee incentives, group health insurance, information technology maintenance and support, actuarial services and the Department of Transportation’s safety user fee.  The increase was partially offset by lower expenses in 2008 for legal services and property and liability insurance.

Depreciation expense was $14.2 million for the six month period ended June 30, 2008, an increase of $0.5 million, or 3.6%, from the comparable period in 2007. The increase is primarily due to the number of capital projects that have been placed in service since the first quarter 2007.

Taxes, other than income taxes, were $7.4 million for the six month period ended June 30, 2008, an increase of $0.7 million or 9.8%, from the comparable period in 2007. The increase is primarily due to higher estimates of property tax assessments in 2008 than those estimated in 2007.

Interest expense was $15.0 million for the six month period ended June 30, 2008, an increase of $0.5 million, or 3.7%, from the comparable period in 2007.  The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008.  See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

Interest income was $0.5 million for the six month period ended June 30, 2008, a decrease of $0.4 million, or 44.0%, from the comparable period in 2007. The decrease is primarily due to lower cash balances through April 2008 and lower interest rates in 2008 as compared to the same period in 2007.

The provision for income taxes was $6.5 million for the six month period ended June 30, 2008, a decrease of $2.1 million, or 24.7%, from the comparable period in 2007. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the six month period ended June 30, 2008 was 39.0% as compared to 39.6% for the same period in 2007.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing debt markets as needed to support operations and capital expenditures.

As of August 1, 2008, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $33.5 million and $29.4 million, respectively. Cash from operating activities is higher in 2008 primarily due to an increase in accounts payable in 2008 as compared to a reduction in accounts payable in 2007, lower employee incentive payments in 2008 than in 2007, and higher collections of accounts receivable in 2008 as compared to 2007. The increase is partially offset by the increased funding to the Company’s pension plan, a prepayment for replacement of natural gas losses discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements, and lower operating income, excluding depreciation, in 2008.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $34.4 million and $21.9 million, respectively. Cash used in investing activities was higher in 2008 primarily due to higher maintenance capital expenditures.

Net cash provided by financing activities was $32.8 million for the six months ended June 30, 2008, as compared to net cash used of $15.7 million for the same period in 2007. The variance is primarily due to net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008.

8.5% Notes

In June 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes for redemption. In August 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Registered Notes

In April 2006, we completed a private offering of $200.0 million aggregate principal amount of 6.75% Registered Notes. In connection with the offering, we entered into an indenture, dated as of April 13, 2006, by and between us and The Bank of New York Trust Company, N.A., as trustee. In connection with the issuance of the 6.75% Registered Notes, we entered into a registration rights agreement, whereby we agreed to offer to exchange the 6.75% Registered Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The exchange offer was consummated in September 2006, at which time all notes were accepted for exchange.

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016, and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

On April 16, 2008, we completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016 or 6.75% Unregistered Notes, in a private placement, pursuant to a purchase agreement with Lehman Brothers Inc., the initial purchaser. In connection with the sale, we entered into an indenture dated April 16, 2008 by and between us and The Bank of New York Trust Company, N.A., as trustee. The Notes were sold at a discount of $3.9 million, resulting in net proceeds of $45.0 million (after giving effect to $1.1 million of issuance costs). The proceeds will be used to fund a portion of our 2008 capital expenditures.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The 6.75% Unregistered Notes will mature on March 1, 2016, and have an overall effective interest rate of 8.54%. The 6.75% Unregistered Notes are our senior secured obligations and rank equal in rights of payment to all of our existing and future unsecured indebtedness and are effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, if any.

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

General Rate Case

On April 30, 2008, Central filed a new general rate case under the FERC Docket No. RP08-350 which is expected to become effective November 1, 2008.

Contractual Obligations and Commitments

We have estimated capital expenditures of $69.2 million in 2008 including approximately $4.6 million for the Westar Emporia and Midwest Goodman expansion projects and approximately $2.9 million for the Atmos Energy expansion project, all of which are scheduled to be completed during 2008. We expect to fund 2008 capital expenditures from our cash from operations and with the proceeds of the issuance of the 6.75% Unregistered Notes discussed above.

In addition to the capital expenditures discussed above, Central expects to contribute between $8.1 million and $9.3 million to its Union and Non-Union Retirement Plans in 2008. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing debt markets as needed.

Contingencies

See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. Such increased labor, materials and supplies costs due to inflation can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products to reflect increased costs resulting from inflation.

Other

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.1 million and $1.0 million in expenses for each of the six month periods ended June 30, 2008 and 2007, respectively. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At June 30, 2008, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

We reached an Agreement in Principle with Local 647, International Union of Operating Engineers, on July 10, 2008, for a new Collective Bargaining Agreement, or CBA, to be effective July 16, 2008.  If ratified by membership, it is a four-year contract to expire July 15, 2012.  Such ratification vote is expected to occur in the third quarter 2008.  By a Letter of Understanding, the parties extended the current CBA, which was set to expire July 15, 2008, pending vote and ratification.

We operate under a Federal and State Income Tax Policy which provides that we will file consolidated tax returns on behalf of ourself and our affiliated companies and pay all taxes shown thereon to be due. Each affiliate makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75%), $230.0 million (6.0%) and $50.0 million (6.75%) long-term senior notes mature in 2016.

The $6.8 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of June 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008.

 Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument is scheduled for September 25, 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

SOUTHERN STAR CENTRAL CORP.
August 11, 2008	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 11, 2008	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2008
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2008
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2008
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2008
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.