Form 10-Q/A
period 2008-09-30
SOUTHERN STAR CENTRAL CORP
filed 2008-11-10
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2008

or

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of November 7, 2008.

The undersigned registrant is filing this amended Quarterly Report for its quarter ended September 30, 2008 on Form 10-Q because the html version of the Form 10-Q, accepted for filing November 10, 2008, does not appear on the SEC’s EDGAR website. There is no change in the information in this Form10-Q/A from that contained in the previously filed Form 10-Q.

TABLE OF CONTENTS

2008 FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$40,691	$20,025
Receivables:
Trade	15,167	17,041
Income taxes	1,063	1,056
Transportation, exchange and fuel gas	4,904	19,869
Other	1,832	3,642
Inventories	7,213	6,361
Deferred income taxes	7,366	7,559
Costs recoverable from customers	1,000	25,446
Prepaid expenses	1,954	3,842
Other	3,510	1,110
Total current assets	84,700	105,951

Property, Plant and Equipment, at cost:
Natural gas transmission plant	638,715	587,241
Other natural gas plant	22,929	25,797
	661,644	613,038
Less – Accumulated depreciation and amortization	(65,955)	(49,239)
Property, plant and equipment, net	595,689	563,799

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	41,121	42,762
Prepaid expenses	811	1,026
Postretirement benefits other than pensions	11,918	10,988
Other deferred and noncurrent assets	8,473	7,975
Total other assets	387,167	387,595
Total Assets	$1,067,556	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,703	$3,407
Transportation, exchange and fuel gas	4,619	44,316
Other	5,112	7,598
Accrued taxes, other than income taxes	9,260	6,056
Accrued interest	6,095	5,980
Accrued payroll and employee benefits	8,793	10,248

Capitalized lease obligation due in one year	720	690
Other accrued liabilities	3,870	4,828
Total current liabilities	43,172	83,123

Long-Term Debt:
Capitalized lease obligation	5,725	6,445
Other long-term debt	475,281	428,867
Total long-term debt	481,006	435,312

Other Liabilities and Deferred Credits:
Deferred income taxes	65,941	57,258
Postretirement benefits other than pensions	10,800	10,188
Asset retirement obligations	2,570	2,450
Costs refundable to customers	12,571	11,054
Environmental remediation	1,468	2,093
Accrued pension	19,288	23,439
Other	267	346
Total other liabilities and deferred credits	112,905	106,828

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at September 30, 2008 and December 31, 2007	—	—
Paid-in capital	426,895	426,895
Retained earnings	3,578	5,187
Total stockholder’s equity	430,473	432,082
Total Liabilities and Stockholder’s Equity	$1,067,556	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007

	(In thousands)
Operating Revenues:
Transportation	$40,960	$40,444
Storage	5,489	5,837
Other revenue	266	117
Total operating revenues	46,715	46,398

Operating Costs and Expenses:
Operations and maintenance	12,929	12,433
Administrative and general	9,427	8,322
Depreciation and amortization	7,203	6,962
Taxes, other than income taxes	3,541	3,915
Total operating costs and expenses	33,100	31,632

Operating Income	13,615	14,766

Other (Income) Deductions:
Interest expense	8,084	7,274
Interest income	(271)	(347)
Miscellaneous other income, net	(189)	(101)
Total other deductions	7,624	6,826

Income Before Income Taxes	5,991	7,940

Provision for Income Taxes	2,413	3,158

Net Income/Total Comprehensive Income	$3,578	$4,782

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

	(In thousands)
Operating Revenues:
Transportation	$127,796	$124,108
Storage	12,798	14,707
Other revenue	794	485
Total operating revenues	141,388	139,300

Operating Costs and Expenses:
Operations and maintenance	36,684	32,632
Administrative and general	27,967	25,279
Depreciation and amortization	21,396	20,662
Taxes, other than income taxes	10,929	10,642
Total operating costs and expenses	96,976	89,215

Operating Income	44,412	50,085

Other (Income) Deductions:
Interest expense	23,041	21,700
Interest income	(728)	(1,163)
Miscellaneous other income, net	(639)	(310)
Total other deductions	21,674	20,227

Income Before Income Taxes	22,738	29,858

Provision for Income Taxes	8,950	11,838

Net Income/Total Comprehensive Income	$13,788	$18,020

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,788	$18,020
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	21,396	20,662
Deferred income taxes	8,727	11,080
Amortization of debt discount and expense	1,109	925
Receivables	3,684	752
Inventories	(747)	(187)
Other current assets	(338)	3,037
Payables and accrued liabilities	(271)	(3,246)
Other, including changes in noncurrent assets and liabilities	(1,362)	248
Net cash provided by operating activities	45,986	51,291

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(53,145)	(38,215)
Proceeds from sales and salvage values, net of costs of removal	(970)	1,280
Net cash used in investing activities	(54,115)	(36,935)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	46,065	—
Early retirement of debt	—	(3,080)
Common dividends/return of capital	(15,397)	(21,023)
Capital lease payments	(690)	(765)
Debt issuance costs	(1,183)	(52)
Premium on early retirement of debt	—	(131)

Net cash provided (used in) financing activities	28,795	(25,051)

Increase(decrease) in cash and cash equivalents	20,666	(10,695)

Cash and cash equivalents at beginning of period	20,025	37,989

Cash and cash equivalents at end of period	$40,691	$27,294

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$21,748	$20,874
Income tax, net	230	1,094

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2008, Central had transportation customer contracts with approximately 144 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 565 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with rules and regulations of the Securities and Exchange Commission, or SEC. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007.

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

Asset Retirement Obligations

In accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2008 was $2.5 million and $2.6 million, respectively. The amount of both the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2007 was $2.4 million.

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

As of September 30, 2008, the Company does not have any financial assets or liabilities that are measured at fair value on a recurring basis.

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

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	September 30, 2008	December 31, 2007
6.75% Registered Notes due 2016	$200,000	$200,000
6.75% Unregistered Notes due 2016	50,000	—
6.0% Senior Notes due 2016	230,000	230,000
Capitalized lease obligation	6,445	7,135
Unamortized debt discount	(4,719)	(1,133)
Total debt	481,726	436,002
Less current capitalized lease obligation	720	690
Total long-term debt	$481,006	$435,312

8.5% Notes

Prior to April 2006, Southern Star had outstanding $180.0 million of 8.5% Notes due 2010, or 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August.

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

In connection with the issuance of the 6.75% Registered Notes, Southern Star entered into a registration rights agreement, whereby Southern Star agreed to offer to exchange the 6.75% Registered Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The exchange offer was consummated in September 2006, at which time all notes were accepted for exchange.

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are senior unsecured obligations and rank equal in right of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

On April 16, 2008, Southern Star completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes, in a private placement. In connection with the offering, the Company entered into an indenture dated April 16, 2008 by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee.

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

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Registered Notes and 6.75% Unregistered Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of its headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, National Association, as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of September 30, 2008, the Company was in compliance with the covenants of all outstanding debt instruments.

5. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Fuel Filing

Central recovers its actual fuel and loss in-kind from its customers through an annual fuel tracker filed with the FERC. On November 30, 2007, Central made its annual fuel filing to restate its transmission and storage fuel and loss reimbursement percentages for 2008 and true up the actual fuel and loss for the 12 months ended September 30, 2007. Several customers and state commissions intervened and some protested various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference to discuss the issues raised in the protest. Subsequent to the technical conference, Central and the active parties began settlement discussions and on May 30, 2008, Central filed a Stipulation and Agreement (S&A) with the FERC, which was supported by the active parties that resolved all issues in the fuel filing. The S&A was approved by the FERC on July 3, 2008. As part of the S&A, Central will absorb 880,760 Dth of the losses described above, the majority of which will be covered by insurance. Central began purchasing the replacement gas in the third quarter of 2008 and is receiving insurance reimbursement as purchases are made. Central charged to expense less than $0.1 million in the third quarter of 2008, representing the book value of the portion of the 880,760 Dth Central will not be able to recover related to the deductibles not covered by the insurance policy. Replacement gas purchases were completed on October 31, 2008.

General Rate Issues

On April 30, 2008, Central filed a new general rate case under the FERC Docket No. RP08-350 which became effective November 1, 2008. The general rate proceeding requests increases in Central’s transportation, storage, and related rates, and also provides for changes to a number of the terms and conditions of customer service in Central’s tariff. The FERC issued a Suspension Order on May 29, 2008, suspending the effectiveness of the rate increase until November 1, 2008 and assigning an Administrative Law Judge to hold a pre-hearing conference, establish a procedural schedule and preside over the case. The pre-hearing conference was held on June 10, 2008 and the parties agreed on a procedural schedule, with discovery beginning immediately, various dates for intervenor and company testimony and the hearing to begin on May 5, 2009 if the parties are unable to reach a settlement prior to the hearing. The Company began settlement negotiations in October 2008.

On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions” (Audit Order) in Docket No. PA08-1-000, as a result of a Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting, and transportation regulations, North American Energy Standards Board standards, and provisions of Central’s FERC gas tariff.

The DA previously issued a non-public draft audit letter to Central on August 20, 2008, advising Central of its audit findings. On September 2, 2008, Central responded to the DA in writing, accepted the audit findings and stated its intention to proceed immediately with corrective actions before the issuance of the Audit Order.

The Audit Order found that Central:  (1) did not file with the FERC all contracts containing material deviations from the form of service agreement in its tariff; (2) did not file all the requisite information in its index of customers or post the index in the format required by the regulations; (3) did not post for bid capacity expiring under one contract, as required by its FERC-approved tariff; (4) did not comply with certain requirements when it filed its FERC Form No. 2 with the FERC; and (5) did not post its Transactional Report and Available Capacity Report in compliance with the requirements of the FERC’s regulations.

The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that Central’s predecessor owner, was “responsible for most of the serious violations.” FERC specified corrective actions to be taken by Central, and issued the Audit Order publicly “to provide guidance to other companies similarly situated”.

The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order, and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. As there were no monetary penalties levied, and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, the Company does not expect that this action by the FERC will have any material adverse effect on the Company’s future financial position, results of operations, or cash flows.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.5 million at September 30, 2008 and $3.1 million at December 31, 2007, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

6.  Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2008 was 39.4% compared to 39.7% for the same period ended September 30, 2007. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

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

In accordance with FIN 48, the Company previously recorded interest expense related to uncertain tax positions. Any interest expense and penalties relating to FIN 48 are recognized as part of Interest expense and Miscellaneous expense, respectively, on the accompanying Consolidated Statements of Operations. On June 30, 2008, the Company filed with the Internal Revenue Service (IRS) an application for an automatic change in accounting method commencing with the tax year beginning January 1, 2007. This change in accounting method resulted in an adjustment to income of $0.08 million, which effectively reversed the accrued liability previously recorded for interest related to uncertain tax positions. The Company currently does not have a liability for tax penalties.

As of September 30, 2008, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

8. Employee Benefit Plans

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” the Company will not recognize changes in the funded status in comprehensive income but as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2009. No plan assets are expected to be returned to the Company during the 12 months ending September 30, 2009.

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

Retirement Plan

Pension expense for the Company’s pension plans was $5.6 million for each of the nine month periods ended September 30, 2008 and 2007.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Components of net periodic pension expense:
Service cost	$929	$952
Interest cost	1,352	1,378
Expected return on plan assets	(818)	(909)
Employee transfers	(232)	(263)
Settlement recognition……………………………	225	50
Regulatory recovery of costs	4,169	2,734
Net periodic pension expense	$5,625	$3,942

Non-Union Retirement Plan
	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Components of net periodic pension expense:
Service cost	$1,887	$1,840
Interest cost	685	489
Expected return on plan assets	(605)	(499)
Employee transfers……………………………….	232	263
Regulatory accrual of costs	(2,199)	(410)
Net periodic pension expense	$—	$1,683

The Company made contributions to the pension plans totaling $8.1 million and $6.9 million for the nine month periods ended September 30, 2008 and 2007, respectively. Contributions were increased in 2008 in order to achieve certain thresholds in the Plans’ asset balances as established by the Pension Protection Act of 2006.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Components of net periodic benefit expense:
Service cost	$261	$350
Interest cost	1,614	1,347
Expected return on plan assets	(2,150)	(1,977)
Recognized actuarial gain	(43)	(2)
Regulatory recovery of costs	318	282
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the nine month periods ended September 30, 2008 or 2007.

 9. Related Party Transactions

Central is a party to an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During both of the three month periods ended September 30, 2008 and 2007, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. During the first nine months of 2008 and 2007, Central paid approximately $0.8 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

The Company has employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period from August 2005 for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $1.5 million and $1.4 million in expenses for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 28 years. Total average remaining contract life on a volume-weighted basis at September 30, 2008 was approximately six years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008.

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

We proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point.  Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments. In 2007, we began construction on the Westar Emporia and Midwest Goodman pipeline and measurement facilities expansion projects at estimated total costs of $10.0 million and $5.4 million, respectively. We have invested approximately $6.1 million during 2008 for planned expansion projects, which includes $3.6 million to complete the Westar Emporia project, $0.8 million to complete the Midwest Goodman project, and $1.7 million to complete the Atmos Energy project, which will update existing facilities to handle increased capacity.

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

Comparison of the Three Months Ended September 30, 2008 and 2007

Operating revenues were $46.7 million and $46.4 million for the three month periods ended September 30, 2008 and 2007, respectively, a $0.3 million, or 0.7%, increase. The increase in revenues is primarily due to an increase in transportation revenues resulting from additional firm transportation agreements and an increase in interruptible services, partially offset by a decrease in storage revenues resulting from lower amounts of inventory in storage and a decrease in park and loan revenues.

Operations and maintenance expense was $12.9 million for the three months ended September 30, 2008, an increase of $0.5 million, or 4.0%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for vehicle operations, pipeline and storage integrity management and engine repairs, partially offset by lower expenses in 2008 for environmental remediation and well testing.

Administrative and general expenses were $9.4 million for the three months ended September 30, 2008, an increase of $1.1 million, or 13.3%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for employee incentives, contractual services relating to Occupational Safety and Health Administration safety, third party damages, professional services, and group health insurance. The increase was partially offset by lower expenses in the third quarter of 2008 for independent audit services and higher 2008 expenses charged to capital.

Depreciation expense was $7.2 million for the three months ended September 30, 2008, an increase of $0.2 million, or 3.5%, from the comparable period in 2007.

Taxes, other than income taxes, were $3.5 million and $3.9 million for the three month periods ended September 30, 2008 and 2007, respectively, a $0.4 million, or 9.6% decrease. The decrease is primarily due to lower estimates of property tax assessments in 2008 than those estimated in 2007, partially offset by higher 2008 payroll taxes.

Interest expense was $8.1 million for the three month period ended September 30, 2008, an increase of $0.8 million, or 11.1%, from the comparable period in 2007. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

Interest income was $0.3 million for the three months ended September 30, 2008, a decrease of $0.1 million, or 21.9%, from the comparable period in 2007. The decrease is primarily due to lower interest rates in the third quarter of 2008 compared to the same period in 2007.

The provision for income taxes was $2.4 million for the three months ended September 30, 2008, a decrease of $0.7 million, or 23.6%, from the comparable period in 2007. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the third quarter 2008 was 40.3% as compared to 39.8% for the same period in 2007.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Operating revenues were $141.4 million and $139.3 million for the nine month periods ended September 30, 2008 and 2007, respectively, a $2.1 million, or 1.5%, increase. The increase in revenue is primarily due to increased transportation revenues, partially offset by lower storage revenues. Transportation revenues increased primarily due to additional firm transportation and park and loan services. The lower storage revenues in 2008 are the result of decreased inventories in storage due to colder climate conditions during the 2008 winter season.

Operations and maintenance expenses were $36.7 million and $32.6 million for the nine month periods ended September 30, 2008 and 2007, respectively, a $4.1 million, or 12.4% increase. The increase is primarily due to higher expenses in 2008 for materials, employee relocations, vehicle operations, utilities and telephone, engine repairs, pipeline and storage integrity management, and inspections, partially offset by lower expenses in 2008 for consulting for Kansas Corporation Commission permits and environmental remediation.

Administrative and general expense was $28.0 million for the nine month period ended September 30, 2008, an increase of $2.7 million, or 10.6%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for employee incentives, group health insurance, information technology maintenance and support, third party damages, fees and permits, professional services and contractual services relating to OSHA safety. The increase was partially offset by lower expenses in 2008 for independent audit services, property and liability insurance and higher operating expenses being transferred to capital.

Depreciation expense was $21.4 million for the nine month period ended September 30, 2008, an increase of $0.7 million, or 3.6%, from the comparable period in 2007. The increase is primarily due to the several capital projects that have been placed in service since the third quarter 2007.

Taxes, other than income taxes, were $10.9 million for the nine month period ended September 30, 2008, an increase of $0.3 million, or 2.7%, from the comparable period in 2007. The increase is primarily due to higher other payroll taxes in 2008 than those in 2007.

Interest expense was $23.0 million for the nine month period ended September 30, 2008, an increase of $1.3 million, or 6.2% from the comparable period in 2007. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

Interest income was $0.7 million for the nine month period ended September 30, 2008, a decrease of $0.4 million, or 37.4%, from the comparable period in 2007. The decrease is primarily due to lower interest rates in 2008 as compared to the same period in 2007.

The provision for income taxes was $9.0 million for the nine month period ended September 30, 2008, a decrease of $2.9 million, or 24.4%, from the comparable period in 2007. The decrease is commensurate with lower pre-tax income. Our effective tax rate for the nine month period ended September 30, 2008 was 39.4% as compared to 39.7% for the same period in 2007.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We expect to fund our capital and other liquidity requirements with cash flows from operating activities and by accessing debt markets as needed to support operations and capital expenditures.

As of November 3, 2008, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $46.0 million and $51.3 million, respectively. Cash from operating activities was lower in 2008 primarily due to increased funding to the Company’s pension plans, replacement of natural gas losses discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements, and lower operating income, excluding depreciation, in 2008. The decrease was partially offset by lower payments of accounts payable during the 2008 period than in the same period in 2007, lower employee incentive payments in 2008 than in 2007, and higher collections of accounts receivable in 2008 than in 2007.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $54.1 million and $36.9 million, respectively. Cash used in investing activities was higher in 2008 primarily due to higher maintenance capital expenditures.

Net cash provided by financing activities was $28.8 million for the nine months ended September 30, 2008, as compared to net cash used in financing activities of $25.1 million for the same period in 2007. The increase was primarily due to net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008, lower 2008 dividend payments, and the 2007 redemption of all remaining 8.5% Notes.

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

6.75% Unregistered Notes

On April 16, 2008, we completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016 or 6.75% Unregistered Notes, in a private placement. In connection with the offering, we entered into an indenture dated April 16, 2008 by and between us and The Bank of New York Trust Company, N.A., as trustee. The Notes were sold at a discount of $3.9 million, resulting in net proceeds of $44.9 million (after giving effect to $1.1 million of issuance costs). The proceeds will be used to fund a portion of our 2008 capital expenditures.

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

Interest on the 6.0% Notes is payable on June 1 and December 1 of each year. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Registered Notes and 6.75% Unregistered Notes.

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

General Rate Case

On April 30, 2008, Central filed a new general rate case under the FERC Docket No. RP08-350 which became effective November 1, 2008.

Contractual Obligations and Commitments

We have estimated capital expenditures of $68.1 million in 2008 including approximately $4.4 million for the Westar Emporia and Midwest Goodman expansion projects and approximately $1.7 million for the Atmos Energy expansion project, all of which are scheduled to be completed during 2008. We expect to fund 2008 capital expenditures from our cash from operations and with the proceeds of the issuance of the 6.75% Unregistered Notes discussed above.

In addition to the capital expenditures discussed above, Central contributed $8.1 million to its Union Retirement Plan in 2008. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing debt markets as needed.

Contingencies

See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation and Economic Conditions

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, fuel, materials and supplies, and property, plant and equipment. Such increased labor, fuel, materials and supplies costs due to inflation can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products to reflect increased costs resulting from inflation.

In 2008, general worldwide economic conditions have experienced a downturn due to sequential effects of the subprime lending crises, general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and our vendors to accurately forecast and plan future business activities, which could affect our future growth opportunities. Such conditions could also impact the credit worthiness of our customers. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If our markets significantly deteriorate due to these economic effects, our access to debt markets may be limited and our business, financial condition and results of operations could be materially and adversely affected.

In addition, our defined benefit employee benefit plans, invest in fixed income and equity securities to fund employee obligations under those plans. Therefore, if the recent decline in the equity markets continues, our future funding requirements and expense could increase over the long-term.

Other

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.5 million and $1.4 million in expenses for each of the nine month periods ended September 30, 2008 and 2007, respectively. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At September 30, 2008, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

We reached an Agreement in Principle with Local 647, International Union of Operating Engineers, on July 10, 2008, for a new Collective Bargaining Agreement, or CBA, to be effective July 16, 2008. The agreement was ratified by the membership, and was signed by representatives of both parties on October 16, 2008. The agreement is a four-year contract set to expire July 15, 2012.

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

On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions” (Audit Order) in Docket No. PA08-1-000, as a result of a  Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting, and transportation regulations, North American Energy Standards Board standards, and provisions of Central’s FERC gas tariff.

The DA previously issued a non-public draft audit letter to Central on August 20, 2008, advising Central of its audit findings. On September 2, 2008, Central responded to the DA in writing, accepted the audit findings and stated its intention to proceed immediately with corrective actions before the issuance of the Audit Order.

The Audit Order found that Central:  (1) did not file with the FERC all contracts containing material deviations from the form of service agreement in its tariff; (2) did not file all the requisite information in its index of customers or post the index in the format required by the regulations; (3) did not post for bid capacity expiring under one contract, as required by its FERC-approved tariff; (4) did not comply with certain requirements when it filed its FERC Form No. 2 with the FERC; and (5) did not post its Transactional Report and Available Capacity Report in compliance with the requirements of the FERC’s regulations.

The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that Central’s predecessor owner, was “responsible for most of the serious violations.” FERC specified corrective actions to be taken by Central, and issued the Audit Order publicly “to provide guidance to other companies similarly situated”.

The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order, and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. As there were no monetary penalties levied, and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. The weighted-average interest rate of our long-term debt is 6.79%. Our $200.0 million (6.75%), $230.0 million (6.0%) and $50.0 million (6.75%) long-term senior notes mature in 2016.

The $6.8 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of September 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

 Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. The parties are awaiting the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

SOUTHERN STAR CENTRAL CORP.
November 10, 2008	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 10, 2008	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

1.

I have reviewed this quarterly report on Form 10-Q/A of Southern Star Central Corp.;

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 10, 2008
Jerry L. Morris

Exhibit 31.2

CERTIFICATION PURSUANT TO RULES 13a – 14(a) AND 15d – 14(a)

UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., certify that:

1.

I have reviewed this quarterly report on Form 10-Q/A of Southern Star Central Corp.;

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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 10, 2008
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q/A of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 10, 2008
Jerry L. Morris
By:	/s/Susanne W. Harris	Chief Financial Officer	November 10, 2008
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.