Form 10-K
period 2008-12-31
SOUTHERN STAR CENTRAL CORP
filed 2009-03-17
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares of common stock as of March 16, 2009.

TABLE OF CONTENTS

2008 FORM 10-K

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

•

restrictive covenants contained in various debt instruments applicable to us and our subsidiaries which may restrict our ability to pursue our business strategies;

•

changes in general economic, market or business conditions; and

•

economic repercussions from terrorist activities and the government’s response to such terrorist activities.

Other factors and assumptions not identified above, including without limitation, those described under Item A. “Risk Factors” below may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

PART I.

Item 1. Business

General

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or “Central”.

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

Southern Star is wholly owned by GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system, including facilities for natural gas transmission and natural gas storage, with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main market areas. As of December 31, 2008, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.

The pipeline system has a mainline that extends from gas-producing regions in Kansas, Oklahoma, Wyoming and Texas to Central’s major markets in Kansas and Missouri. Many portions of the pipeline have bi-directional flow capability. This flexibility allows Central to respond to fluctuations in regional supply and demand and to optimize the utilization of Central’s pipeline infrastructure. The pipeline system has direct access to major supply basins in Kansas, Oklahoma, Texas and Wyoming and has approximately 23 receipt and/or delivery points with major interstate and intrastate pipelines, giving customers access to other supply basins and markets.

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate natural gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2008, 92% of Central’s operating revenues were obtained through monthly firm reservation charges (“rent” charges under firm contracts) and 8% were obtained through commodity charges (“usage” charges based on volumes actually transported under firm and interruptible contracts).

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2008, Central had customer transportation contracts with approximately 159 shippers. Shippers include regulated natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and gas marketers and producers. Central transports natural gas to approximately 575 delivery points, including natural gas distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 28 years. At December 31, 2008, the average remaining contract life on a volume-weighted basis was approximately six years.

For the year ended December 31, 2008, approximately 86% of our total operating revenues were generated from long-term contracts with our top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy, or MGE, a division of Southern Union Company (approximately 30%), and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. (approximately 26%), accounted for approximately 56% of operating revenues for the year ended December 31, 2008. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. No other customer accounted for more than 10% of our revenues in 2008.

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

Pipeline Operations

Central’s pipeline system receives natural gas supplies directly from the major production areas located in the Rocky Mountain, Anadarko, and Hugoton basins. The Hugoton region is a mature basin with declining production, however we believe new supplies from other regions including the Rocky Mountain and Western Oklahoma areas have more than offset the projected declines. We believe that the Rocky Mountain region has substantial potential for future drilling and production. Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, generally operates at full capacity. We believe that the strategic location of our pipeline system will continue to provide access to abundant natural gas supplies in the future.

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

Central currently has 40 compressor stations with approximately 206,000 certificated horsepower. Twenty-nine of Central’s compressor stations are controlled remotely by its Supervisory Control and Data Acquisition, or SCADA, and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

	Trillion British thermal units, or TBtu, per day
Transportation Volumes:
	2008	2007	2006
Market area	0.6	0.6	0.5
Production area	0.3	0.3	0.3
Production market interface	0.5	0.4	0.4

This compares to Central’s average daily firm reserved capacity indicated below:

	TBtu per day
Reserved Capacity:
	2008	2007	2006
Market area	1.9	1.9	1.9
Production area	0.4	0.4	0.4
Production market interface	0.9	0.8	0.8

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

Central’s storage services are a key component of its service offerings. During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from Central’s storage fields. Central’s customers inject natural gas into these fields in warm months, when natural gas demand is often lower, and withdraw natural gas during colder, peak demand months. Storage also provides flexibility to manage weather sensitive loads, such as residential heating, with no disruption in service. Storage capacity enables Central’s system to operate uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services. Central is the only interstate natural gas pipeline serving major metropolitan areas in its main market area that offers customers integrated on-system storage and transportation services.

Services

Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service requires Central to reserve a specified amount of capacity for customers and allows these customers to pull their gas from storage with little or no notice. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 63% of our 2008 operating revenues, and as of December 31, 2008, accounted for approximately 72% of Central’s firm market area capacity, 43% of its firm production area capacity and 87% of its firm storage deliverability.

Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point principally under contracts with local natural gas distribution companies, power generators, industrials, marketers and producers. This service accounted for approximately 32% of our 2008 operating revenues, and as of December 31, 2008, comprised approximately 28% of Central’s firm market area capacity and 56% of its firm production area capacity.

Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Customers are charged based on storage capacity held. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system natural gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 86% of the firm storage deliverability). The stand alone firm storage service (approximately 14% of firm storage deliverability) and interruptible storage service accounted for approximately 0.2% of our operating revenues for the year ended December 31, 2008.

Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to store delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. Charges are based on the volume of gas parked or loaned. This service accounted for approximately 3% of our operating revenues for the year ended December 31, 2008.

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

The following is a summary of recent market expansion projects completed or in progress, as well as market initiatives Central has recently pursued or is currently pursuing:

Show Me Ethanol & Kansas Ethanol – Central completed projects to serve these two new ethanol facilities located in Carroll County, Missouri and Rice County, Kansas. The project facilities were placed in service in the first quarter of 2008 and these projects added an incremental 8,500 Dekatherms per day, or Dths/day, of firm transportation for a term of ten years.

Westar Emporia – Central completed installation of the remaining facilities to provide service to Westar Energy’s 600 megawatt, or MW, natural gas-fired power generation plant in Lyon County, Kansas. The final phase of the project facilities was placed in service in the third quarter of 2008 and this project added an incremental 42,000 Dths/day of firm transportation for a term of twenty years.

Midwest Goodman – Central completed the construction of 12 miles of six-inch lateral pipeline and measurement facilities to serve the Midwest Energy 75MW Goodman Energy Center natural gas-powered generation peaking facility in Ellis County, Kansas. The project facilities were placed in service in the first quarter of 2008 and this project added an incremental 10,000 Dths/day of firm transportation for a term of twenty years.

Atmos Energy – Central executed an agreement with Atmos Energy to add an incremental 20,000 Dths/day of firm transportation to the Olathe, Kansas area. The project facilities were placed in service in the third quarter of 2008 and the existing contract term was extended.

Enogex Project – In January 2008, we initiated a binding open season for an expansion project, known as “Perry Delivery Project,” to deliver up to 100,000 Dths/day to the Enogex intrastate pipeline system. Central received offers from various bidders with varying rates and terms; however, the offers did not meet the economic requirements for a successful project.

Mid Continent Market Center – Central completed the construction of an interconnect with the Mid Continent Market Center pipeline in Wichita, Kansas to assist in serving their system requirements with up to 40,000 Dths/day. The project facilities were placed in service in the second quarter of 2008.

Northern Natural Gas Kiowa – In March 2009, we initiated a binding open season for an expansion project to deliver up to 64,750 Dths/day to a proposed delivery facility with Northern Natural Gas located in Kiowa County, Kansas.  Northern Natural is holding an open season concurrently with Central to allow customers access to firm capacity on both pipeline systems.  The open season period is from March 9, 2009 until March 27, 2009.

Storage Expansion Project – The storage expansion project proposes to increase Central’s existing storage capacity by a minimum of 5,000,000 Dths and increase delivery up to 50,000 Dths/day to the Mid-continent region. In January 2009, we made a public announcement requesting expressions of interest for the project from potential customers, via a binding open season. The open season began on January 12, 2009 and concluded on February 20, 2009. We are currently evaluating the results of the open season. The final cost of the project will be determined based on the demand for the project by solicited customers. The decision whether to proceed with this storage comparison project is expected by May 1, 2009.

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

Bluestem Pipeline, LLC – Central installed two new interconnect points in Southeastern Kansas capable of receiving up to 35,000 Dths/day and upgraded an existing interconnect capable of receiving up to 30,000 Dths/day. The facilities were placed in service during the fourth quarter of 2008 and the costs were reimbursable to Central.

Dart Cherokee Basin Pipeline, LLC – Central installed a new interconnect point in Southeastern Kansas capable of receiving up to 20,000 Dths/day. The facilities were placed in service during the fourth quarter of 2008 and the costs of these facilities were reimbursable to Central.

Superior Pipeline – As a result of incremental production in the Hemphill County, Texas area, Central upgraded this receipt point, originally placed in service in 2006 with an initial design of 10,000 Dths/day receiving capability, to the capability of receiving up to 50,000 Dths/day. The project was placed in service during the third quarter of 2008 and the cost of the upgrade was reimbursable to Central.

DCP Midstream, Cimarron Plant – As a result of incremental production in the Woodward County, Oklahoma area, Central upgraded an inactive facility to receive up to 65,000 Dths/day. The facility was placed in service during the fourth quarter of 2008 and was internally funded with support of contractual commitments.

Noble Energy – Central is installing a new receipt point in the Cheyenne County, Kansas area capable of receiving up to 60,000 Dths/day. The project facilities will be placed in service during the first quarter of 2009 and the costs of the interconnect point are reimbursable to Central.

Various Other Projects and Initiatives – During 2008, four other receipt point operators reimbursed Central for the cost of expanding facilities designed to receive approximately 44,000 Dths/day of gas into Central’s system. Three other receipt point operators will reimburse Central in 2009 for the cost of expanding facilities designed to receive a combined total of approximately 61,000 Dths/day. These projects are anticipated to be in service by the second quarter of 2009. In addition, we are in the preliminary stages of evaluating four new supply/receipt projects that would add approximately 249,000 Dths/day of incremental gas supply volumes into the pipeline system.

Competition

Central competes primarily with other interstate and intrastate pipelines for the transportation of natural gas. The principal elements of competition among pipelines are transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas. One of these interstate pipelines is an affiliated company of one of Central’s largest customers, MGE. Central’s primary competitors in these markets are Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline, and Panhandle Eastern Pipeline Company.

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

Generally, rates charged by interstate natural gas companies may not exceed the just and reasonable rates approved by the FERC. In addition, interstate natural gas companies are prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in their rates or terms and conditions of service. FERC regulations also generally prohibit Central from preventing shippers from freely assigning their capacity to other parties, provided that the assignee meets the credit standards imposed by Central’s FERC tariff and that the assignment is operationally feasible to accommodate.

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

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On May 29, 2008, the FERC issued an Order accepting the rate increase subject to refund, suspending the effectiveness until November 1, 2008 and asking the Chief Administrative Law Judge, or ALJ, to designate an ALJ to convene a pre-hearing conference to establish a procedural schedule for a formal, trial-type evidentiary proceeding and allowing time for settlement discussions. Subsequent to the pre-hearing conference and numerous data requests from all parties to the proceeding, Central and the parties entered into settlement discussions. On November 17, 2008, the parties reached a settlement that, if approved, would resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the ALJ certified the settlement to the FERC and Central anticipates that the FERC will issue an order approving the settlement by May 1, 2009. The settlement rates, if approved, are designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file another rate case to be effective no later than December 1, 2013.

Central also charges its customers a fuel reimbursement charge based on the volume of gas transported through the system to recover in-kind the natural gas it uses for fuel on its operating system and gas losses it incurs on its system. The reimbursement charge is established through an annual fuel tracker based on actual losses for prior years filed with the FERC. Once the fuel tracker is filed, the FERC gives interested parties the opportunity to comment. On November 30, 2007, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2008 based on the actual fuel and loss for the 12 months ended September 30, 2007. Several customers and state commissions intervened, commenting on various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference to discuss the issues raised in the comments.  The technical conference was held on February 8, 2008. Subsequent to the technical conference, Central settled all issues with all parties by agreeing to absorb a portion of the losses related to the girth weld failure and the storage lateral line failure. The settlement and insurance proceeds collected on the amount of losses absorbed by Central, resulted in no material adverse impact on its financial position or results of operations.

On November 26, 2008, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2009 based on the actual fuel and loss for the 12 months ended September 30, 2008. One party protested the inclusion of gas losses related to a storage lateral line failure. On December 30, 2008, the FERC issued an Order disallowing the recovery of the losses related to the storage lateral line failure in its annual fuel filing. Central has complied with the Order and in December 2008 charged to expense approximately $0.2 million related to the disallowance.

On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions” (Audit Order) in Docket No. PA08-1-000, as a result of a Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting and transportation regulations, North American Energy Standards Board standards and provisions of Central’s FERC gas tariff.

The Audit Order found instances where Central did not comply with certain filing and electronic posting requirements of the FERC.

The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that a predecessor owner of Central was “responsible for most of the serious violations.” FERC specified corrective actions to be taken by Central and issued the Audit Order publicly “to provide guidance to other companies similarly situated.”

The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, which was filed on that date with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

Recent FERC Regulatory Orders. On October 16, 2008, the FERC issued Order No. 717, or Order, the final rule on “Standards of Conduct for Transmission Providers.” Because the new regulations adopted in the Order limit applicability to those interstate transmission providers who have “marketing affiliates shipping gas on their system,” Central is currently not subject to the rule, as no “marketing affiliate,” as defined in the Order, currently ships gas on Central’s system. However, Central will have to continue to monitor this situation in case there is a change in business circumstances that would cause Central to be subject to the Order’s requirements.

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

Central was granted “Provisional Operating Permits” for its seven Kansas storage facilities in 2003. The Provisional Operating Permits were to expire on October 15, 2005; however, Central requested and received extensions for the Provisional Operating Permits from the KCC pending completion of the applications for “Fully Authorized Operating Permits.” The Provisional Operating Permit extensions and Fully Authorized Operating Permit application due dates approved by the KCC are:

Field	Docket #	Provisional Operating Permit Extension Date	Fully Authorized Operating Permit Receipt
Elk City	S-013	N/A	2/29/2008
Colony	S-014	10/31/2009	—
Piqua	S-016	1/31/2010	—
North Welda	S-019	2/28/2009	—
Alden	S-018	7/31/2009	—
McLouth	S-015	5/31/2009	—
South Welda	S-020	4/30/2010	—

Central submitted applications for Fully Authorized Permits for all of the seven Kansas storage facilities in 2006 and 2007. On February 29, 2008, Central received a Fully Authorized Permit for the Elk City Storage Field. Central continues to receive extensions to the Provisional Operating Permits for the other six fields, pending issuance of Fully Authorized Permits by the KCC and expects an extension to be granted to the Provisional Operating Permit for the North Welda Storage Field beyond the current expiration date of February 28, 2009.

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

Environmental Matters

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency, or EPA, has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include National Emission Standards for Hazardous Air Pollutants, or NESHAPs, for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. Additionally, all of Central’s facilities have been located in areas designated as being in “attainment” of all National Ambient Air Quality Standards (NAAQS). However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations.

Central considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors. Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.3 million and $3.1 million at December 31, 2008 and 2007, respectively, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years. Central currently plans to spend an estimated $0.8 million annually to remediate the PCB/mercury contamination. Central recovers approximately the same amount in its current rates each year.

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

Employees

As of December 31, 2008, the Company had 484 employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union, covering 168 field employees. This agreement was renegotiated during 2008 for a four-year term to expire July 15, 2012. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years. We believe that the relationship between Central and the Union is positive. Central provides competitive benefits including medical, 401(k) and pension benefits for all employees.

Reports

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov and on our website at www.southernstarcentralcorp.com as soon as reasonably practicable following the time that the documents are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms at 100 F Street, NE, Washington D.C. 20549, and in New York, NY and Chicago, IL. Please call the SEC at (800) 732-0330 for further information on the public reference rooms.

 Item 1A. Risk Factors

We face certain risks in conducting our business that may impact our future results of operations, financial position, or cash flows. Major risks that management has identified are as follows:

Risks Related to Our Business

Current or future distressed financial conditions of customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

          Some of our customers are experiencing, or may experience in the future, financial problems that have had or may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our services, which could have a material adverse effect on our results of operations and financial condition.

Current levels of market volatility are unprecedented.

          The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require periodic access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

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

Laws and regulations relating to environmental protection and pipeline safety can result in increased capital expenditures required for compliance, operating costs and other expenditures. These laws and regulations generally subject us to inspections and require us to obtain and comply with a wide variety of licenses, permits and other approvals. Such environmental laws impose restrictions on the generation, handling, treatment, storage, disposal and transportation of certain materials and wastes. We cannot predict the initiation, outcome or effect of any action or litigation that may arise from applicable environmental or safety regulations. Existing environmental and safety regulations may be revised or new regulations may be adopted or become applicable to us. Revised or additional regulations imposed on us, which may result in increased compliance costs or additional operating restrictions, could have a material adverse effect on our business, financial position or results of operations, particularly if those costs are not fully recoverable from customers. Included in these regulations are the various initiatives concerning greenhouse gas currently under consideration at the Federal and State level. Environmental regulations may also require us to install pollution control equipment at, or perform environmental remediation on, our facilities.

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

We have an active program to identify and clean up contamination at our facilities and have either entered, or plan to enter, into consent orders with the EPA for voluntary cleanup of about 30 compressor sites. As of December 31, 2008, we were aware of PCB and/or mercury contamination that requires remediation at three of our compressor sites and approximately 300 of our meter sites. In general, the known contamination is limited to soils within the property boundaries of the sites. We have an accrued liability of $2.3 million as of December 31, 2008, representing the estimate of future cleanup costs, most of which is expected to be incurred over the next two to three years. However, should unanticipated future costs exceed our estimates, such costs could have a material adverse effect on our financial position, since such costs may not be recoverable.

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

Our rates and the terms and conditions of our transportation and storage services are subject to regulation and approval by the FERC. The FERC regulatory process affords customers and state regulatory commissions the opportunity to take an active role in advising the FERC as to our rates and terms and conditions. We periodically file general rate cases with the FERC. In 2008, we filed a general rate case and filed an unopposed settlement of the rate case with FERC. The settlement, if approved, would establish, among other things, an allowed rate of return on common equity, an overall rate of return, depreciation rates and a total cost of service. We are required by the terms of that settlement to file a new general rate case in 2013. Whenever we file a general rate case, unfavorable rulings by the FERC could adversely impact our results of operations.

Our ability to obtain rate increases in future rate cases in order to maintain our current rate of return depends upon regulatory discretion. Under cost-of-service ratemaking, the amount we may collect from customers decreases over time as the rate base declines as a result of, among other things, depreciation and amortization. In order to avoid a reduction in the level of our earnings, we must maintain or increase our rate base through projects that maintain or add to our existing pipeline facilities. There can be no assurance that we will be able to obtain rate increases, recover all costs we incur through our rates or continue receiving our current authorized rates. An unfavorable ruling by the FERC could adversely impact our results of operations.

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

There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, gas losses due to such failures, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with our pipeline facilities (which may occur if a third party were to perform excavation or construction work near our facilities), and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond our control. It is also possible that our infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred, and interruptions to the operation of our pipeline caused by such an event, could reduce revenues generated by us and increase expenses, thereby impairing our ability to meet our obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

Reduction in firm reservation agreements and the demand for interruptible services could cause significant reductions in our revenues and operating results.

For the year ended December 31, 2008, approximately 97% of our firm contracted market area capacity, 92% of our firm contracted production area capacity and 99% of our firm contracted storage capacity were under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.

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

The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation. Currently, we estimate that the cost to perform required assessments and remedial activities during 2009 will be approximately $18.6 million and will be charged to capital or expense as appropriate.

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

Demand for our services depends on the ability and willingness of customers with access to our facilities to store natural gas on, and deliver natural gas through, our system. Demand for natural gas is dependent upon the impact of weather, industrial and economic conditions, fuel conservation measures, alternative fuel availability and requirements, the market price of gas, fuel taxes, price competition, drilling activity and supply availability, governmental regulation and technological advances in fuel economy and energy generation devices. Any decrease in demand for our services could result in a significant reduction in our revenues.

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

We are dependent on a limited number of customers for a significant percentage of our revenues and the loss of a large customer could have a material adverse effect on our operating results.

Operating revenues related to transportation and storage contracts with our ten largest customers accounted for approximately 86% of operating revenue during the year ended December 31, 2008. Approximately 56% of our operating revenues during the year ended December 31, 2008 were generated from transportation and storage services to our two largest customers, KGS and MGE. We have multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest contracts by volume for each of these two customers extend into 2013. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in our revenues and could have a material adverse effect on our business, financial position and results of operations.

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

Item 3. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. The parties continue to await the Appellate Court’s decision, as well as the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of the Company. As of December 31, 2008, all of our common stock was held by one holder of record.

We have outstanding $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, and $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Under the indentures for our 6.75% Registered Notes and 6.75% Unregistered Notes, the declaration and payments of dividends or distributions to equity holders is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture. Dividends declared during the years 2008 and 2007 were $22.0 million and $25.8 million, respectively. We expect to continue to pay dividends as permitted under the indenture on a quarterly basis.

Item 6. Selected Financial Data

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries

Selected Financial Data

(In thousands)

	Post-acquisition				Pre-acquisition *
	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005	For the Year Ended December 31, 2004

Statement of Operations Data:
Operating Revenues	$196,788	$188,081	$187,246	$70,769	$111,168	$164,332
Operating Costs and Expenses:
Operations and maintenance	49,064	45,085	41,030	14,702	23,568	37,508
Administrative and general	39,005	35,562	34,939	13,809	25,688	37,026
Depreciation and amortization	29,293	27,470	26,881	10,884	17,299	27,781
Taxes, other than income taxes	14,654	14,573	13,349	4,745	7,573	10,831
Total Operating Costs and
Expenses	132,016	122,690	116,199	44,140	74,128	113,146
Operating Income	64,772	65,391	71,047	26,629	37,040	51,186
Interest Expense (Income):
Interest expense	31,210	28,842	29,964	11,337	25,169	40,856
Interest income	(877)	(1,441)	(2,401)	(737)	(719)	(651)
Miscellaneous other (income)
expense, net	(658)	(516)	(445)	(121)	113	2,401
Income Before Income Taxes	35,097	38,506	43,929	16,150	12,477	8,580
Provision for Income Taxes	13,838	15,299	17,558	6,399	7,074	6,511
Net Income	$21,259	$23,207	$26,371	$9,751	$5,403	$2,069

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$35,615	$20,025	$37,989	$62,287	$44,525	$41,702
Property, Plant & Equipment, net	601,275	563,799	544,270	527,707	524,029	528,075
All Other Assets	424,541	473,521	442,065	426,309	154,588	132,772
Total Assets	$1,061,431	$1,057,345	$1,024,324	$1,016,303	$723,142	$702,549

Capitalization:
Current maturities of long-term
debt	$720	$690	$765	$225,647	$50,735	$730
Total long-term debt, net of
current portion	481,165	435,312	438,946	202,344	362,777	413,093
Mandatorily redeemable preferred stock	—	—	—	—	52,760	51,184
Common stockholder’s equity	431,341	432,082	434,695	464,514	122,923	131,277
Total Capitalization	$913,226	$868,084	$874,406	$892,505	$589,195	$596,284

(*)

Periods prior to August 12, 2005 reflect the financial condition and results of operations of the Company prior to its 2005 acquisition, which are not comparable to the post-acquisition periods presented for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this document.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 28 years. Total average remaining contract life on a volume-weighted basis at December 31, 2008 was approximately six years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case is expected to become final in 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting our downside risks. Central’s focus on offering customers flexibility with respect to access to supplies is evidenced by its recent supply initiatives, including the Waynoka supply project placed in service during the third quarter of 2007. Waynoka became our third largest location for volumes received in 2008. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

In addition, we proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point. Expansion projects are generally supported through cost reimbursement or through long-term firm contract commitments. In 2008, we completed construction on the Westar Emporia expansion project at a total cost of $9.6 million and the Atmos Energy project at a total cost of $1.7 million.

In January 2008, we initiated a binding open season for an expansion project, known as the “Perry Delivery Project,” to deliver up to 100,000 Dths/day to the Enogex intrastate pipeline system. Central did receive offers with varying rates and terms; however, the offers did not meet the economic requirements for a successful project.

In January 2009, we initiated a binding open season for a “Storage Expansion” project, to increase Central’s existing storage capacity by a minimum of 5,000,000 Dths/day and increase delivery up to 50,000 Dths/day. The open season began on January 12, 2009 and concluded on February 20, 2009. We are currently evaluating the results of the open season. The final cost of the project will be determined based on the binding bids for the project by solicited customers. The binding bids and the final estimated project cost will determine the economic viability of the proposed storage expansion project. The decision to proceed with the storage expansion project is expected by May 1, 2009. The Company anticipates investing approximately $6.3 million during 2009 for this storage expansion project if sufficient interest is expressed during the open season to allow the project to proceed as planned.

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

 Employee Benefit Plans

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of our accrued benefit costs.  In addition, the liability for post retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.  As it is appropriate for Central to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulations,” the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.  For further discussion of the Company’s employee benefit plans see Note 7 to the accompanying Notes to the Consolidated Financial Statements.

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

Goodwill

We have recorded $324.8 million of Goodwill, as a result of our 2005 acquisition, as discussed in Note 2 of the accompanying Notes to the Consolidated Financial Statements. Goodwill is not amortized and is subject to an annual impairment test as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred in accordance with SFAS 142. Fair value is based on an income approach with an appropriate risk adjusted discount rate. Significant assumptions inherent in the methodology are employed and include such estimates as discount rates.

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

The following table sets forth our selected results of operations data for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
	(In thousands)

Operating revenues	$196,788	$188,081	$187,246
Operations and maintenance	49,064	45,085	41,030
Administrative and general	39,005	35,562	34,939
Depreciation and amortization	29,293	27,470	26,881
Taxes, other than income taxes	14,654	14,573	13,349
Operating income	64,772	65,391	71,047

Other (Income) Deductions:
Interest expense	31,210	28,842	29,964
Interest income	(877)	(1,441)	(2,401)
Miscellaneous other (income) expenses, net	(658)	(516)	(445)
Total Other Deductions	29,675	26,885	27,118
Income before income taxes	35,097	38,506	43,929
Provision for income taxes	13,838	15,299	17,558
Net Income	$21,259	$23,207	$26,371

Comparison of the Years Ended December 31, 2008 and 2007

Operating revenues were $196.8 million for the year ended December 31, 2008, an $8.7 million, or 4.6%, increase from the prior year. The increase is primarily due to Central’s restructuring of certain firm transportation contracts, increases in Central’s firm transportation, interruptible transportation, incremental park and loan services and the RP08-350 rate settlement, offset partially by lower storage revenues. The lower storage revenues in 2008 are the result of decreased inventories in storage due to an increase in demand for natural gas, resulting from climate conditions that were colder in 2008 compared to 2007.

Operations and maintenance expenses increased by $4.0 million, or 8.8%, to $49.1 million for the year ended December 31, 2008 from $45.1 million from the prior year, principally due to higher expenses in 2008 for labor, employee relocations, pipeline integrity management program costs, lube oil, treating materials, utilities, pipeline inspections and engine repairs. The increase was partially offset by lower expenses for vehicle usage, environmental remediation and consultant fees for KCC permits.

Administrative and general expenses were $39.0 million for the year ended December 31, 2008, an increase of $3.4 million, or 9.7%, from the comparable period in 2007. The increase is primarily due to higher expenses in 2008 for labor, group health insurance, professional services, retirement plan contributions, 401(k) contributions, third party damages and fees and permits. The increase was partially offset by lower expenses in 2008 for independent audit services, property and liability insurance and higher operating expenses transferred to capital.

Depreciation and amortization expense was $29.3 million for the year ended December 31, 2008 as compared to $27.5 million in 2007, a $1.8 million, or 6.6%, increase. The change is primarily due to an increase in the depreciable base due to new capital projects placed in service in 2007 and 2008.

Interest expense was $31.2 million for the year ended December 31, 2008, a $2.4 million, or 8.2%, increase. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income decreased by $0.6 million, or 39.1%, to $0.9 million for the year ended December 31, 2008. The decrease is primarily due to lower interest rates in 2008 compared to the same period in 2007.

The provision for income taxes was $13.8 million for 2008, a decrease of $1.5 million, or 9.5%, from $15.3 million in 2007, commensurate with lower pre-tax income. Our effective tax rate for 2008 was 39.4% as compared to 39.7% for 2007.

Comparison of the Years Ended December 31, 2007 and 2006

Operating revenues were $188.1 million for the year ended December 31, 2007, an $0.8 million, or 0.4%, increase from the prior year. The increase was primarily due to increased demand for Central’s firm services offset partially by lower customer inventories in storage and decreased demand for interruptible services. The demand for firm services increased primarily due to the Ozark Trails expansion project that was placed in service in December 2006. Lower storage revenues in 2007 were the result of decreased inventories in storage due to an increase in demand for natural gas resulting from climate conditions that were not as mild as in 2006.

Operations and maintenance expenses increased by $4.1 million, or 9.9%, to $45.1 million for year ended December 31, 2007 from $41.0 million from the prior year, principally due to higher expenses in 2007 for labor, vehicle usage, materials and parts as a result of the disposal of obsolete material, inspections and pipeline repairs in the McLouth storage field, the engagement of storage consulting services and well testing for KCC storage permit compliance. The increase was partially offset by lower expenses for the pipeline integrity management program resulting from fewer pipeline assessments needed to inspect the required pipeline mileage and the cancellation of a wireless communication lease.

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

Taxes, other than income taxes, increased by $1.2 million, or 9.2%, to $14.6 million for the year ended December 31, 2007. The increase was mainly the result of increases in state property tax assessments in Kansas, Oklahoma, and Missouri.

Interest expense was $28.8 million for the year ended December 31, 2007, a $1.1 million, or 3.7%, decrease. The decrease was primarily due to lower interest rates in 2007 as compared to 2006 and lower amortization of the debt-related expenses resulting from the refinancing of our long term debt in April 2006. See below and Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.

Interest income decreased by $1.0 million, or 40.0%, to $1.4 million for the year ended December 31, 2007. The decrease was primarily due to lower cash balances held in 2007 than in 2006.

The provision for income taxes was $15.3 million for 2007, a decrease of $2.3 million, or 12.9%, from $17.6 million in 2006, commensurate with lower pre-tax income. Our effective tax rate for 2007 was 39.7% as compared to 40.0% for 2006.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We do not maintain a credit facility for working capital needs. We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by accessing debt markets, if needed and available, to support operations and capital expenditures.

As of March 3, 2009, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the years ended December 31, 2008 and 2007 was $60.3 million and $59.1 million, respectively. Cash from operating activities was higher in 2008 primarily due to the decline of other accounts receivable in 2008 as compared to their growth in 2007 and lower employee incentive payments. The increase was partially offset by lower operating income, excluding depreciation, in 2008, increased funding to the Company’s pension plans discussed in Note 4 of the accompanying Notes to the Consolidated Financial Statements and the replacement of lost natural gas lost discussed in Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $66.9 million and $47.2 million, respectively. Cash used in investing activities was higher in 2008 primarily due to higher maintenance capital expenditures.

Net cash provided in financing activities was $22.2 million for the year ended December 31, 2008, as compared to net cash used in financing activities of $29.9 million for the same period in 2007. The increase is primarily due to net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008, lower 2008 dividend payments, and the 2007 redemption of all remaining 8.5% Notes. Our financing activities are further discussed below.

Net cash provided by operating activities for the years ended December 31, 2007 and 2006 was $59.1 million and $79.2 million, respectively. Cash from operating activities was lower in 2007 primarily due to lower interest income, higher operating expenses, increases in other receivables in 2007 and reimbursements in 2006 for pre-acquisition taxes paid in 2005. The decrease was also due in part to a reduction in payables in 2007 compared to 2006 due to large construction expenditures in December 2006 that were paid in 2007. The decrease in cash from operating activities in 2007 was partially offset by higher revenues and lower interest expense and income taxes.

Net cash used in investing activities for the years ended December 31, 2007 and 2006 was $47.2 million and $41.3 million, respectively. Cash used in investing activities was higher in 2007 primarily due to higher capital expenditures, primarily related to the Midwest Goodman and Westar Emporia expansion projects and the Waynoka supply project.

Net cash used in financing activities was $29.9 million for the year ended December 31, 2007, as compared to $62.2 million for the same period in 2006. Cash used for financing activities was lower in 2007 primarily due to $30.4 million in higher dividend payments to common equity holders in 2006, a $2.0 million working capital settlement paid in 2006 as a result of the 2005 acquisition, and payment of the $7.3 million notes payable in 2006. The decrease was partially offset by the net proceeds of our debt refinancing in 2006 and the 2007 retirement of the remaining balance of our 8.5% Notes.

 8.5% Notes

Prior to April 2006, we had outstanding $180.0 million of 8.5% Notes due 2010, or 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August.

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

6.75% Unregistered Notes

On April 16, 2008, Southern Star completed the sale of $50.0 million aggregate principal amount of 6.75% Unregistered Notes in a private placement. In connection with the offering, the Company entered into an indenture dated April 16, 2008 by and between Southern Star and The Bank of New York Trust company, N.A., as trustee.

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior secured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Unregistered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or leverage ratio, subject to certain conditions, as defined in the indenture.

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

Central’s 6.0% Notes

In April 2006, Central completed a private offering of $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes, the proceeds of which were used to pay issuance costs of the offering, to pay amounts outstanding under the Central Credit Facility, and to retire its 7.375% Notes, including related premiums and expenses. In connection with the offering, Central entered into an indenture dated as of April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The indenture governing the 6.0% Notes Indenture contains customary restrictive covenants and events of default.

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

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of EFS-SSCC Holdings, LLC, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case is expected to become final in 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. See “Executive Compensation – Employment Agreements and Potential Payments Upon Termination or Change in Control.” We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $2.0 million and $1.9 million in expenses for the years ended 2008 and 2007, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At December 31, 2008, we were in compliance with the covenants of all outstanding debt instruments. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

The table below summarizes our significant contractual obligations and commitments for the years indicated as of December 31, 2008:

Payments Due by Period

(In thousands)

	Long-Term Debt	Capital Leases[1]	Purchase Obligations	Operating Leases	Capital Expenditure Commitments[2]	Total Contractual Obligations
2009	$30,675	$1,069	$1,041	$294	$5,135	$38,214
2010	30,675	1,062	—	182	4,682	36,601
2011	30,675	522	—	75	5,389	36,661
2012	30,675	526	—	59	5,469	36,729
2013	30,675	527	—	26	3,251	34,479
After 2013	544,570	5,816	—	77	3,251	553,714
Total	$697,945	$9,522	$1,041	$713	$27,177	$736,398

(1)

Principal and interest payments on capital lease for the headquarters building. See discussion in “Liquidity and Capital Resources” above.

(2)

Capital expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.

We have estimated capital expenditures of $43.5 million in 2009 including approximately $6.3 million for a storage expansion project and approximately $10.6 million for projects under our pipeline integrity management program. We expect to fund 2009 capital expenditures from our cash from operations.

In addition to the capital expenditures listed above, Central expects to contribute between $8.6 million and $12.6 million to its Union and Non-Union Retirement Plans in 2009. See Note 7 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets as needed.

Contingencies

See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at December 31, 2008, had a carrying value of $475.4 million and a fair value of $388.8 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. On June 19, 2007, we issued a notice of full redemption to the holders of our 8.5% Notes, calling all remaining 8.5% Notes. On August 1, 2007, we paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto. The $6.4 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 8. Financial Statements and Supplementary Data

See our accompanying consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures – As of December 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 1, 2009.

Name	Age	Position
Robert P. Hadden	47	Director
Kathy McGowan	47	Director
Renaud Faucher	44	Director
Yves Rheault	64	Director
Jerry L. Morris	53	President and CEO
Susanne W. Harris	50	Vice President, CFO and Treasurer
Beverly H. Griffith	54	Vice President and Secretary

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 1, 2009.

Name	Age	Position
Robert P. Hadden	47	Director
Kathy McGowan	47	Director
Renaud Faucher	44	Director
Yves Rheault	64	Director
Jerry L. Morris	53	President and CEO
Robert S. Bahnick	49	Senior Vice President of Operations and Technical Services
Robert W. Carlton	48	Vice President of Human Resources and Administration
Chris W. Ellison	54	Vice President of Operations-Hesston Division
David L. Finley	44	Vice President of Information Technology
Beverly H. Griffith	54	Senior Vice President, General Counsel and Corporate Secretary
Susanne W. Harris	50	Vice President, CFO and Treasurer
Daryl R. Johnson	55	Vice President of Rates and Regulatory Affairs
Richard J. Reischman	53	Vice President of Operations-Kansas City Division

Robert P. Hadden was appointed to the Board of Directors, or the Board, effective February 6, 2006. Mr. Hadden currently serves as Managing Director of Portfolio Equity at GE Energy Financial Services in Stamford, CT, a position he assumed in April 2006. From September 2002 to April 2006, he was Senior Vice President of Portfolio Equity at GE Energy Financial Services in Stamford, CT. From March 2001 to September 2002, he was a Managing Director of new business initiatives, developing GE Structured Finance’s strategy for entering the gas pipeline sector. Mr. Hadden worked as a Managing Director/Vice President of Risk in GE Capital Structured Finance Group from 1994 to February 2001. Mr. Hadden joined the General Electric Company’s Energy business in 1982 and transitioned to GE Capital in 1994. During his 26 years with GE, he has held a variety of positions, including risk management, portfolio and business development. While at GE Energy, Mr. Hadden held engineering and general management roles in GE Energy’s International Services Business. Mr. Hadden received a Bachelor of Science degree, or B.S., in Mechanical Engineering from University College, Dublin, Ireland in 1982 and a Master of Business Administration, or M.B.A., from Rensselaer Polytechnic Institute, Albany, NY in 1994.

Kathy McGowan was appointed to the Board effective May 22, 2007. Ms. McGowan currently serves as Senior Vice President at GE Energy Financial Services, a position she was promoted to in March 2007. She joined GE in June 2004 as Vice President. From 2003 to 2004, she was a Principal at Hopewell Partners, an energy advisory firm. From 1987 to 2003, Ms. McGowan worked for ABB in a variety of financial management positions of increasing responsibility, ultimately being named Director and Project Finance leader for the Global Power Group of ABB Equity Ventures, the project development and investment arm of ABB. Ms. McGowan received a B.S. in Mechanical Engineering with High Distinction from the University of Virginia in 1983 and an M.B.A. from the Darden School of Business in 1987.

Renaud Faucher was appointed to the Board effective May 1, 2006. Mr. Faucher joined CDP in April 2006 as Director in the private equity group in the Infrastructure and Energy team. He is responsible for the management and optimization of the large investments of the portfolio. From November 1998 to April 2006, Mr. Faucher held different positions within wholly owned subsidiaries of Hydro-Québec, developing and managing their international portfolio of projects. He started as Manager, International Financing from 1998 to 2000 and then moved to Director International Investments for North America for the development of high voltage transmission lines. From January 2003 until April 2006, he also held the position of CFO of TransÉnergie US, a wholly owned subsidiary of Hydro-Québec. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants throughout Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe. Mr. Faucher holds a B.S. from École Polytechnique de Montréal, an M.B.A. from Concordia University and is also a Certified Management Accountant. Mr. Faucher also currently serves on the Board of Directors of Noverco Energy Services (U.S.), Inc., a U.S. Holding Company, and BAA Limited, a private U.K. Airport Company.

Yves Rheault was elected to the Board effective May 26, 2006. Mr. Rheault currently serves as advisor within the private equity group in the Infrastructure and Energy team at CDP, a function he assumed in October of 2002. From 2000 to October 2002, Mr. Rheault was Vice Chairman of the Board of Directors and Vice President of Business Development of Boralex, Inc. Prior to joining CDP, Mr. Rheault held various senior positions in several different companies (besides Boralex, Inc.) involved in the energy sector, and has been Chairman of the Board of Directors of Gaz Métro, the third largest gas distributor in Canada, for 11 years. Mr. Rheault also currently serves on the Board of Directors of Vermont Gas, Inc., a private US gas distribution company, Boralex, Inc., a public Canadian energy company, Noverco, Inc, a private Canadian holding company, and Noverco Energy Services (U.S.), Inc., a U.S. Holding Company. Mr. Rheault holds a Bachelor in Commerce and a Masters in Administration from the University of Montreal.

Jerry L. Morris became President and CEO of Southern Star and Central in August 2005. He had been President and Chief Operating Officer, or COO, of Central since February 13, 2004. Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 31 years in the interstate natural gas pipeline industry. He received his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.

Robert S. Bahnick became Senior Vice President of Operations and Technical Services for Central in July 2003. Previously he served as Vice President of Operations and Technical Services since November 2002, Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 27 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton became Vice President of Human Resources and Administration for Central in July 2003. Previously he served as Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 25 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association.

Chris W. Ellison became Vice President of Operations-Hesston Division for Central in July 2003. Previously he served as Central’s Director of Operations for both the Kansas City and Hesston divisions since 1996, holding various other positions at Central, and/or its predecessors in engineering, operations, and natural gas control during his 30 years in the interstate natural gas pipeline industry. He earned his B.S. in Civil Engineering from the University of Oklahoma in 1978 and is a registered Professional Engineer.

 David L. Finley became Vice President of Information Technology for Central in July 2003. Previously he  served as Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 22 years in the interstate natural gas pipeline industry. He earned his B.S. in Geology from Murray State University in 1986.

Beverly H. Griffith became Vice President and Secretary of Southern Star in August 2005. She has been Senior Vice President, General Counsel and Corporate Secretary for Central since July 2003. Previously, she served as Corporate Secretary since November 2002, and served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995. Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 29 years in the interstate natural gas pipeline industry. She received her Bachelor of Arts degree in History from the University of Mississippi in 1976 and her J.D. from the University of Kentucky College of Law in 1979. Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

Susanne W. Harris became Vice President, CFO, and Treasurer of Southern Star and Central in August 2005. She had been Vice President of Finance and Accounting for Central since July 2003, has served as Assistant Treasurer for Central since November 2002, and has served as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 29 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989. She is a member of accounting committees for the American Gas Association, the Southern Gas Association, and the Interstate Natural Gas Association of America.

Daryl R. Johnson became Vice President of Rates and Regulatory Affairs for Central in July 2003. Previously he served as Manager of Rates for Central since 1990. Mr. Johnson has held a variety of positions in accounting and rates during his 33 years at Central or its predecessors. He earned his B.S. in Accounting from Southwestern Oklahoma State University in 1975. Mr. Johnson is a current member and the past chairman of the Rates Committee for the Southern Gas Association.

Richard J. Reischman became Vice President of Operations-Kansas City Division for Central in July 2003. Previously he served as Central’s Director of Operations for the Kansas City Division since 2001 and Manager of Operations for various regions of the Central system since 1993. Mr. Reischman has served in a variety of positions in engineering and operations during his 30 years at Central or its predecessors. He received his B.S. in Electrical Engineering from Kansas University in 1978.

There are no family relationships among Southern Star’s or Central’s directors or the officers listed. Directors serve one-year terms with elections held at each annual meeting or until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve for such term as shall be determined from time to time by the Board, or until successors have been elected and qualified, or until their death, resignation or removal.

To the best of our knowledge, during the past five years, none of the following occurred with respect to any present or former director or executive officer: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining , barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

We are not required to establish an audit committee since we do not have securities traded on a national securities exchange. Due to the small size of our Board, the full Board acts in the capacity of an audit committee. Furthermore, none of our Board members are required to be either “audit committee financial experts” or “independent” within the meaning of Federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended December 31, 2008 should be read together with the compensation tables and related disclosures set forth below.   This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers identified in the “Summary Compensation Table”. The Board makes all decisions for the total direct compensation of our named executive officers with the input of our chief executive officer.

The primary objectives of the Board with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual incentives to the achievement of measurable Company and individual performance targets, and to align executive incentives with the creation of shareholder value. The method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the Board considers individual experience and performance, along with the compensation data for executive officers in similar positions with companies of comparable size within the gas pipeline industry.  The Board utilizes compensation data from an annual survey performed by the Southern Gas Association in which Central participates.  The data is a compilation derived from information provided by the following peer companies: Alliance Pipeline, Centerpoint Energy, CPS Energy, Entergy Corporation, Mid-America Holdings Company, Oneok, Inc., Questar Corporation, and Southern Union Company. With respect to officers other than the CEO, the Board also takes into consideration the recommendations of the CEO.

Compensation Components

The Company’s compensation program for its named executive officers, or officers, consists of four primary elements: (1) base salary; (2) a performance-based annual bonus; (3) employment agreements and the retention payments being made thereunder; and (4) retirement benefits.

Base Salary:  Base salaries for the officers are determined by the Board, taking into account such factors as market salaries for similar positions as compiled from regional and industry data, an officer’s scope of responsibilities, and individual performance and contribution to the Company. During 2008, officers received merit-based salary increases, generally in the range of 3-5% annually.  The Board took into account both individual performance and comparisons with the compensation data discussed above.

Annual Bonus:  Officers participate in the Company’s Annual Bonus Plan, or the Bonus Plan, along with all other employees, at levels established by the Board. The purpose of the Bonus Plan is to motivate employees to actively participate in the achievement of annual Company goals, as established by management and the Board, by putting a portion of employee compensation “at risk.” Awards are based on the successful attainment of specific Company and individual performance targets. Specific Company targets for each year are recommended by the CEO with input from the Board and ultimately approved by the Board. Targets may include such factors as improved earnings; on-time, on-budget capital project execution; operational safety measures; and successful pursuit of business growth strategies.

The Board-approved targets establish a pool of dollars that may be funded for Bonus Plan awards to employees each year, or the Bonus pool, based on each individual employee’s performance and achievement of goals set within each employee’s annual performance plans.

For 2008, the Board established four components of the Bonus pool.

•

Up to 20% of the Bonus pool was apportioned to provide for the achievement of individual or team goals; this amount may be funded, at the discretion of the Board, whether or not any other targets are achieved. For 2008, this component was funded at 19%.

•

Up to 15% of the Bonus pool was attributed to the successful completion of capital projects on time and within approved budgets.  For 2008, this component was funded at 15%.

•

Up to 45% of the Bonus pool was attributed to the achievement of specified earnings targets, as defined by the Board.  For 2008, this component was funded at 36%.

•

Up to 20% of the Bonus pool was attributed to the achievement of specified free cash flow targets, as defined by the Board.  For 2008, this component was funded at 20%.

After the end of each year, the Board determines the level of funding for each component.  In total, the 2008 Bonus pool for all employees was funded at 90% of the maximum potential Bonus pool.

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

Once the Bonus pool funding has been determined by the Board, the CEO makes individual bonus recommendations to the Board for each officer, based on an evaluation of each officer’s individual performance. Individual performance is based on achievement of individual goals, including appropriate management of departmental budgets, and individual contributions to team and Company goals, as well as specified performance factors. The Board, after giving consideration to the CEO’s recommendations, makes the final determination of awards for all executive officers, including the CEO, at its discretion. Award recommendations for all other employees are approved by the CEO.

The 2008 bonus pool was funded at 90% of the maximum allowed by the Bonus Plan, and as a group, our executive officers received 20.4% of the bonus pool paid. For 2008, each named executive officer received the following percentage of their respective bonus potential: 85.0% for Mr. Morris, 86.0% for Mr. Bahnick, 86.0% for Mrs. Griffith, 86.0% for Mrs. Harris, and 89.0% for Mr. Johnson.

Employment Agreements and Retention Payments:  All officers entered into employment agreements with the Company during the course of the 2005 acquisition of the Company to ensure the stability and strength of the Company’s management team. The agreements, which are further described below, under “Employment Agreement and Potential Payments Upon Termination or Change in Control”, provide for Base Salaries and Annual Bonuses as described above and provide terms for severance payments under certain conditions. The agreements have a five-year term expiring in 2010 and  provide for annual payments over a five-year period to each officer for his or her continued employment.

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

Summary Compensation Table

The following table sets forth certain summary compensation information as to the CEO and CFO during the fiscal year 2008, and for the top five compensated employees including the most highly compensated executive officers of Central, our operating entity, as of December 31, 2008. The table below indicates for each of the named executive officers’ salary, bonus, and all other compensation for the fiscal years of Southern Star and Central ended December 31, 2006, 2007 and 2008 (expressed in thousands):

SUMMARY COMPENSATION TABLE

Name and Principal Position(3)	Year	Salary $	Bonus $	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) $	All Other Compensation(2) $	Total $

Jerry L. Morris	2008	231,575	202,366	22,303	643,800	1,100,044
President, CEO	2007	226,015	140,316	34,197	643,500	1,044,028
	2006	218,147	218,274	28,152	643,200	1,107,773

Susanne W. Harris	2008	161,413	71,578	21,662	154,425	409,078
Vice President, Finance and Accounting, and CFO	2007	154,064	50,066	24,103	154,125	382,358
	2006	147,804	74,207	25,777	153,111	400,899

Beverly H. Griffith	2008	199,326	124,098	25,985	137,550	486,959
Senior Vice President, General Counsel	2007	198,172	88,023	38,545	137,250	461,990
and Corporate Secretary of Central	2006	198,376	140,702	31,752	136,950	507,780

Robert S. Bahnick	2008	213,828	132,870	19,266	173,175	539,139
Senior Vice President of Operations	2007	210,841	90,383	22,067	170,199	493,490
and Technical Services of Central	2006	202,155	148,711	18,584	160,385	529,835

Daryl R. Johnson	2008	160,143	73,888	24,759	201,300	460,090
Vice President, Rates and Regulatory Affairs of	2007	153,705	49,606	49,661	201,000	453,972
Central	2006	147,101	74,195	41,152	200,700	463,148

(1)

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATION S-K Subpart 229.402(h)(2).

(2)

All Other Compensation for 2006, 2007 and 2008 includes matching contributions by Central under the Southern Star Investment Plan, Central’s broad-based 401(k) plan. For 2006, it contains the amounts of $13,200 for Mr. Morris, $10,385 for Mr. Bahnick, $13,200 for Mrs. Griffith, $12,486 for Mrs. Harris, and $13,200 for Mr. Johnson. For 2007, it contains the amounts of $13,500 for Mr. Morris, $10,824 for Mr. Bahnick, $13,500 for Mrs. Griffith, $13,500 for Mrs. Harris, and $13,500 for Mr. Johnson. For 2008, it contains the amounts of $13,800 for Mr. Morris, $13,800 for Mr. Bahnick, $13,800 for Mrs. Griffith, $13,800 for Mrs. Harris, and $13,800 for Mr. Johnson. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. All other compensation includes amounts paid as retention bonuses described under “Employment Agreements and Potential Payments Upon Termination or Change of Control” as follows: For 2006, it contains the amounts of $630,000 for Mr. Morris, $150,000 for Mr. Bahnick, $123,750 for Mrs. Griffith, $140,625 for Mrs. Harris, and $187,500 for Mr. Johnson; for 2007, the amounts of $630,000 for Mr. Morris, $159,375 for Mr. Bahnick, $123,750 for Mrs. Griffith, $140,625 for Mrs. Harris, and $187,500 for Mr. Johnson; and for 2008, the amounts of $630,000 to Mr. Morris, $159,375 to Mr. Bahnick, $123,750 to Mrs. Griffith, $140,625 to Mrs. Harris and $187,500 to Mr. Johnson.

(3)

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

Pension Benefits

Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003. All named executive officers are covered under the Non-Union Plan. Benefits under the Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his or her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment. The table below indicates for each of the named executive officers the number of years of service credited under the plan, the actuarial present value of the named executive officer’s accumulated benefit under the plan and the dollar amount of any payments and benefits paid to the named executive officers during 2008 (expressed in thousands):

SOUTHERN STAR RETIREMENT PLAN

Name	Number of Years of Credited Service	Present Value of Accumulated Benefit*	Payments During Last Fiscal Year
Jerry L. Morris	6.167	$ 152,835	$ —
Susanne W. Harris	6.167	125,061	—
Beverly H. Griffith	6.167	176,404	—
Robert S. Bahnick	6.167	110,603	—
Daryl R. Johnson	6.167	182,003	—

*

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2008, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATIONS-K Subpart 229,302(h)(2).

Normal retirement age is the later of age 65 and five years of plan participation. The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Non-Union Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay. Pursuant to the Internal Revenue Code, or IRC, covered compensation is presently limited to $225,000 per year for 2007 and $230,000 per year for 2008. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above. One year of credited service is credited to an employee for each calendar year during which he is a participant in the plan and receives compensation as an employee of the Company. If an employee works less than a full calendar year, he or she is credited with one-twelfth of a year of credited service for each month, or part thereof, of which he or she is a participant and receives compensation as an employee of the Company. Credited service will not be counted for periods in which an employee does not receive compensation from the Company.

Further, any participant who first became a participant upon the effective date (January 1, 2003) will receive two-twelfths of a year of credited service for the period of employment from November 15, 2002 to December 31, 2002. Service prior to November 15, 2002 does not count as credited service under this plan for any of the named executive officers.

401(k) Plan

In addition to pension benefits, Central provides a 401(k) Plan whereby employee contributions are matched by Central up to established limits.

Compensation of Directors

No director of Southern Star or Central receives any remuneration for serving on the Board or any committee thereof.

Employment Agreements and Potential Payments Upon Termination or Change in Control

On May 13, 2005, we entered into an employment agreement with Jerry L. Morris, Central’s President and CEO, which was subsequently amended on August 11, 2005 and November 20, 2006. The primary term of the three-year employment agreement was set to expire on February 12, 2007; however, the term was extended to August 11, 2010. Thereafter, the employment agreement will be extended automatically in one-year increments unless 90 days notice of termination is given by the Board prior to the end of the applicable employment period. The employment agreement provides for an annual base salary subject to upward adjustments with an annual incentive bonus in an amount up to 100% of Mr. Morris’s base salary based on certain allocations and targets. The calculation of the incentive payments to be made to Mr. Morris conform with the calculation of such payments made under the company-wide incentive plan applicable to other executives and employees, as that plan may exist from time to time. In addition, Mr. Morris’s employment agreement provides for severance benefits under the same terms as the employee agreements of the other officers as described below. In addition to the salary provided to Mr. Morris, he will receive an aggregate five-year retention bonus of $4.2 million payable in annual installments over the five-year term of the employment agreement.

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

During 2008, Central experienced the death of James L. Harder, Vice President, Customer Services and Business Development. The remaining amount due under his employment agreement was paid to his named beneficiary in April 2008 thereby relieving Central of any further obligations under his employment agreement.

Also, in December 2008, Central’s Board passed a resolution amending the employment agreements for all officers, effective January 1, 2009, to be in compliance with IRS Section 409A related to, among other things, setting the specific timing of certain payments upon termination should it occur during the term of the employment agreement.

The table below sets forth the amounts payable to each named executive officer assuming the named executive officer’s employment had terminated on December 31, 2008.

Except as otherwise expressly indicated, the amounts set forth in the table below do not represent the actual amounts a named executive officer would receive if his employment were terminated or there were a change of control of the Company, but generally represent only estimates, based on the assumptions provided in the footnotes to the table. The amounts set forth in the table are based upon the benefit plans and agreements that were in effect as of December 31, 2008. Payments that we may make in the future upon a named executive officer’s termination or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of our benefit plans and agreements as of December 31, 2008.

Name	Termination without Cause or for Good Reason(1)	Termination for Cause(2)	Termination Due to Death(3)	Termination Due to Disability(4)	Termination Due to Relocation(5)
Jerry L. Morris	$1,927,786	$—	$1,451,630	$1,451,630	$1,498,078
Susanne W. Harris	679,989	—	347,069	347,069	447,710
Beverly H. Griffith	756,642	—	371,842	371,842	439,900
Robert S. Bahnick	860,448	—	448,448	448,448	524,750
Daryl R. Johnson	772,560	—	440,478	440,478	541,041

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

(4)

Reflects cash severance equal to a prorated incentive bonus, assuming the employee would have achieved the target bonus for the plan year in which the employee was terminated, unpaid retention bonuses, and benefits paid under Central’s long-term disability insurance program (or such other long term disability program as Southern Star or one of its affiliates maintains for the benefit of the employee). The employee agreements for Mr. Morris states that the Company may terminate Mr. Morris’s employment upon 10 days prior written notice, if he is absent or substantially unable to perform his employment obligations by reason of illness or other incapacity, or any other cause for more than ninety consecutive days during any 12-month period, notwithstanding any reasonable accommodation as may be required by applicable law. The employee agreements for the named executive officers indicate they will be deemed terminated the first day the employee becomes eligible to receive benefits under the appropriate long-term disability program.

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

Compensation Committee Interlocks and Insider Participation

We are not required to establish a compensation committee because we do not have securities traded on a national securities exchange. Due to the small size of our Board, the full Board acts in the capacity of a compensation committee.

None of our executive officers served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board. None of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee. None of our executive officers served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served as our director.

Compensation Committee Report

The Board, acting in the capacity of a compensation committee, has reviewed the preceding Compensation Discussion and Analysis and discussed it with management. Based on its review and discussion, the Board, acting in the capacity of a compensation committee, recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Members of the Board:

Renaud Faucher

Robert Hadden

Kathy McGowan

Yves Rheault

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 16, 2009, with respect to the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 11, 2005, Central entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the years ended 2008 and 2007, we paid approximately $1.0 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, we entered into an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to us and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

We are not subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as we do not have securities traded on a national securities exchange. Therefore, our Board is not subject to independence requirements and none of our directors are independent.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations. Because Southern Star is a closely-held company with no independent directors, we have no policy for review of related party transactions and the related approval thereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees paid or accrued for professional services rendered by Ernst & Young, LLP, or E&Y, in connection with the audit of our annual consolidated financial statements for the years ended December 31, 2008 and 2007, and in connection with statutory and regulatory filings for such fiscal periods, were approximately $529,000 and $555,000, respectively.

Audit-Related Fees

The aggregate fees paid or accrued for services rendered by E&Y in connection with audit-related services, primarily for the audits of certain of Central’s benefit plans, for each of the fiscal years ended December 31, 2008 and 2007 were approximately $101,000 and $96,000, respectively.

Tax Fees

The aggregate fees paid or accrued for services rendered by E&Y in connection with tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2008 and 2007 were approximately $14,000 and $20,000, respectively.

All Other Fees

No other services were provided by E&Y for the fiscal years ended December 31, 2008 and 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the Board. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2008 were pre-approved by the Board.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document
1.1[6]	Purchase Agreement, dated April 6, 2006, between Southern Star Central Corp. and Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC (the “Initial Purchasers”).

3.1[1]	Amended and Restated Certificate of Incorporation of Southern Star Central Corp., dated August 11, 2005.

3.2[2]	Bylaws of Southern Star Central Corp.

3.4[2]	Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.

3.5[2]	Bylaws of Southern Star Central Gas Pipeline, Inc.

3.6[7]	Amendment of Bylaws of Southern Star Central Corp., dated March 22, 2007.

4.1[1]	Indenture, dated August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.

4.2[3]	8 1/2% Senior Secured Note Due 2010.

4.3[2]	Stock Pledge Agreement, dated as of August 8, 2003, by and among Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.

4.4[4]	Indenture, dated April 13, 2006, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A. (the “Trustee”).

4.5[4]	Registration Rights Agreement, dated April 13, 2006, between Southern Star Central Corp. and the Initial Purchasers.

4.6[6]	Form of Certificate of 6 3/4% Senior Notes due 2016.

4.7[3]	Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.

4.8[3]	Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.

4.9[3]	Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

4.10[1]	Recapitalization Agreement, dated as of August 11, 2005, between EFS-SSCC Holdings, LLC and Southern Star Central Corp.

4.11[4]	Indenture, dated April 13, 2006, between Central and The Bank of New York Trust Company, N.A.

4.12[4]	Supplemental Indenture, dated April 10, 2006, by and between Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.

4.13[8]	Indenture dated April 16, 2008, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A., as Trustee.

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

10.3[2]	Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.

10.4[3]	Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

10.5[1]	Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.

10.6[1]	Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.7[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.8[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert W. Carlton.

10.9[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Chris W. Ellison.

10.10[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and David L. Finley.

10.11[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.12[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and James L. Harder.

10.13[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Susanne W. Harris.

10.14[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.15[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Richard J. Reischman.

10.16[5]	Employment Agreement, dated as of May 13, 2005, between Southern Star Central Corp., Central and Jerry L. Morris.

10.17[1]	Amendment to Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Jerry L. Morris.

10.18[6]	Amendment No. 2 to Employment Agreement, dated as of November 20, 2006, among Southern Star Central Corp., Central and Jerry L. Morris.

10.19	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.20	Amendment to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Robert W. Carlton.

10.21	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Chris W. Ellison.

10.22	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and David L. Finley.

10.23	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.24	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Susanne W. Harris.

10.25	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.26	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Richard J. Reischman.

10.27	Amendment No. 3 to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Jerry L. Morris.

12.1	Ratio of Earnings to Fixed Charges.

21.1[2]	Subsidiaries of Southern Star Central Corp.

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002

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

(6)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on November 20, 2006.

(7)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on March 23, 2007.

(8)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 21, 2008.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 17, 2009	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 17, 2009	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ RENAUD FAUCHER Renaud Faucher	Director	March 17, 2009

By:	/s/ ROBERT P. HADDEN Robert P. Hadden	Director	March 17, 2009

By:	/s/ KATHY MCGOWAN Kathy McGowan	Director	March 17, 2009

By:	/s/ YVES RHEAULT Yves Rheault	Director	March 17, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SOUTHERN STAR CENTRAL CORP.

We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 7 to the accompanying consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” Also discussed in Note 2 to the accompanying consolidated financial statements, in 2006, the Company adopted the Federal Energy Regulatory Commission’s “Order on Accounting for Pipeline Assessment Costs.”

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 10, 2009

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$35,615	$20,025
Receivables:
Trade	19,632	17,041
Income taxes	286	1,056
Transportation, exchange and fuel gas	1,100	19,869
Other	1,814	3,642
Inventories	6,956	6,361
Deferred income taxes	5,351	7,559
Costs recoverable from customers	2,343	25,446
Prepaid expenses	4,486	3,842
Other	687	1,110
Total current assets	78,270	105,951

Property, Plant and Equipment, at cost:
Natural gas transmission plant	642,800	587,241
Other natural gas plant	14,277	25,797
	657,077	613,038
Less – Accumulated depreciation and amortization	(55,802)	(49,239)
Property, plant and equipment, net	601,275	563,799

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	46,867	42,762
Prepaid expenses	755	1,026
Postretirement benefits other than pensions	—	10,988
Other deferred and noncurrent assets	9,420	7,975
Total other assets	381,886	387,595
Total Assets	$1,061,431	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$3,500	$3,407
Transportation, exchange and fuel gas	2,694	44,316
Other	4,837	7,598
Accrued taxes, other than income taxes	5,836	6,056
Accrued interest	6,954	5,980
Accrued payroll and employee benefits	10,608	10,248
Capitalized lease obligation due in one year	720	690
Other accrued liabilities	3,132	4,828
Total current liabilities	38,281	83,123

Long-Term Debt:
Capitalized lease obligation	5,725	6,445
Other long-term debt	475,440	428,867
Total long-term debt	481,165	435,312

Other Liabilities and Deferred Credits:
Deferred income taxes	67,887	57,258
Postretirement benefits other than pensions	14,302	10,188
Asset retirement obligations	2,611	2,450
Costs refundable to customers	438	11,054
Environmental remediation	1,555	2,093
Accrued pension	23,728	23,439
Other	123	346
Total other liabilities and deferred credits	110,644	106,828

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued,
100 shares outstanding at December 31, 2008 and 2007	—	—
Premium on capital stock and other paid-in capital	423,869	426,895
Retained earnings	7,472	5,187
Total stockholder’s equity	431,341	432,082
Total Liabilities and Stockholder’s Equity	$1,061,431	$1,057,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

	(In thousands)
Operating Revenues:
Transportation	$175,657	$166,599	$164,073
Storage	20,164	20,824	22,375
Other revenue	967	658	798
Total operating revenues	196,788	188,081	187,246

Operating Costs and Expenses:
Operations and maintenance	49,064	45,085	41,030
Administrative and general	39,005	35,562	34,939
Depreciation and amortization	29,293	27,470	26,881
Taxes, other than income taxes	14,654	14,573	13,349
Total operating costs and expenses	132,016	122,690	116,199

Operating Income	64,772	65,391	71,047

Other (Income) Deductions:
Interest expense	31,210	28,842	29,964
Interest income	(877)	(1,441)	(2,401)
Miscellaneous other (income) expenses, net	(658)	(516)	(445)
Total other deductions	29,675	26,885	27,118

Income Before Income Taxes	35,097	38,506	43,929

Provision for Income Taxes	13,838	15,299	17,558

Net Income	$21,259	$23,207	$26,371

Reconciliation of net income to total comprehensive income:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

	(In thousands)

Net income	$21,259	$23,207	$26,371
Change in value of interest rate swaps	—	—	(68)
Related tax benefit	—	—	26
Total comprehensive income	$21,259	$23,207	$26,329

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

	(In thousands)
OPERATING ACTIVITIES:
Net income	$21,259	$23,207	$26,371
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	29,293	27,470	26,881
Deferred income taxes	12,688	14,247	17,144
Loss on property, plant and equipment	—	—	33
Amortization of debt discount/premium and expense	1,534	1,190	1,070
Termination of interest rate swaps	—	—	240
Receivables	15	(4,096)	5,065
Inventories	(490)	97	(717)
Other current assets	(47)	(377)	419
Payables and accrued liabilities	(2,854)	(3,798)	1,141
Other, including changes in noncurrent assets and liabilities	(1,064)	1,188	1,576
Net cash provided by operating activities	60,334	59,128	79,223

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(65,622)	(51,149)	(41,342)
Proceeds from sales and salvage values, net of costs of removal	(1,294)	3,907	53
Net cash used in investing activities	(66,916)	(47,242)	(41,289)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	46,065	—	428,634
Payments of notes payable	—	—	(7,250)
Early retirement of debt	—	(3,080)	(418,706)
Premium on early retirement of debt	—	(131)	—
Common dividends/return of capital	(22,000)	(25,806)	(56,201)
Debt issuance costs	(1,203)	(68)	(5,998)
Capital lease payments	(690)	(765)	(735)
Other financing	—	—	(1,976)
Net cash provided by (used in) financing activities	22,172	(29,850)	(62,232)

Increase (decrease) in cash and cash equivalents	15,590	(17,964)	(24,298)

Cash and cash equivalents at beginning of period	20,025	37,989	62,287

Cash and cash equivalents at end of period	$35,615	$20,025	$37,989

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$28,631	$27,666	$31,276
Income tax, net	380	1,368	720

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

	(In thousands)
Balance, January 1, 2006	$454,721	$9,751	$42	$464,514
Add (deduct):
Net income	—	26,371	—	26,371
Common dividends/return of capital	(27,879)	(28,322)	—	(56,201)
Additional acquisition adjustment	53	—	—	53
Change in value of interest rate swaps, net of taxes	—	—	(80)	(80)
Termination of interest rate swaps	—	—	38	38
Balance, December 31, 2006	426,895	7,800	—	434,695

Add (deduct):
Net income	—	23,207	—	23,207
Common dividends	—	(25,806)	—	(25,806)
Adoption of FIN 48	—	(14)	—	(14)
Balance, December 31, 2007	426,895	5,187	—	432,082

Add (deduct):
Net income	—	21,259	—	21,259
Common dividends/return of capital	(3,026)	(18,974)	—	(22,000)
Balance, December 31, 2008	$423,869	$7,472	$—	$431,341

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star was incorporated in Delaware in September 2002 and is owned by GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings. Holdings acquired Southern Star through acquisitions of its capital stock in 2005, or the 2005 acquisition. Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. Southern Star also owns the development rights for the Western Frontier project, which could be developed in the future.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2008, Central had transportation customer contracts with approximately 159 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 575 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported on the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

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

Regulatory Assets and Liabilities

As a rate regulated enterprise, Central meets the requirements for accounting under Statement of Financial Accounting Standards, or SFAS 71, “Accounting for the Effects of Certain Types of Regulation.” As such, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be recognized in income are deferred as regulatory liabilities pending refund or return to customers through future rates. Recognition of regulatory assets or liabilities is generally based on specific regulatory requirements or precedent for each such matter.

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets as Costs recoverable from customers or Costs refundable to customers at December 31, 2008 and 2007 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2008	2007
Current Assets:
Environmental costs	$750	$1,000
Fuel costs	1,593	24,446
Total Current Assets	2,343	25,446

Noncurrent Assets:
Environmental costs	1,555	2,093
Income taxes on AFUDC equity	4,382	4,264
Gas imbalance cash cost recoverable	153	49
Postretirement benefits	13,965	10,188
Pensions	23,995	23,439
Asset retirement obligations	2,491	2,371
Long-term disability	326	358
Total Noncurrent Assets	46,867	42,762

Total Assets	49,210	68,208

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(438)	(66)
Postretirement benefits	—	(10,988)
Total Noncurrent Liabilities	(438)	(11,054)

Total Liabilities	(438)	(11,054)

Net Regulatory Assets	$48,772	$57,154

These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives generally averaging 20 to 25 years for property in service prior to the 2005 acquisition of the Company. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation for the years ended December 31, 2008, 2007 and 2006 was approximately $29.3 million, $27.5 million, and $26.9 million, respectively.

Goodwill

The Company has recorded $324.8 million of Goodwill, a result of the 2005 acquisition of the Company. Goodwill is not amortized and is subject to an annual impairment test as of December 31, or more frequently if certain conditions exist in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment test of goodwill in 2008, 2007 and 2006, none of which resulted in the recognition of an impairment loss.

Provision for Uncollectible Accounts

The Company’s trade receivables are primarily due from local natural gas and electric distribution companies whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollectible, it will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the accompanying Consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.02 million at December 31, 2008 and 2007.

Repair and Maintenance Costs

Central accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction, and replacement costs that are to be capitalized. All other costs are expensed as incurred.

On June 30, 2005, the FERC issued its “Order on Accounting for Pipeline Assessment Costs.” The Order requires companies to expense certain pipeline safety assessment costs, which may have historically been capitalized. The Order became effective January 1, 2006. Amounts capitalized in periods prior to that date were permitted to remain as recorded. Central recorded operations & maintenance expenses related to pipeline safety assessment of $4.8 million and $1.5 million during 2008 and 2007, respectively.

Income Taxes

Southern Star and Central record deferred taxes under the liability method. Deferred taxes are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation during the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Company’s cumulative earnings, consolidated financial position, or results of operations.

Southern Star operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of EFS-SSCC Holdings, LLC, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the year ended December 31, 2008 were $0.3 million and $0.6 million, respectively; for the year ended December 31, 2007 were $0.3 million and $0.6 million, respectively; and for the year ended December 31, 2006 were $0.2 million and $0.5 million, respectively.

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

Asset Retirement Obligations

In 2005, in accordance with the FASB Interpretation 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2008 was $2.5 million and $2.6 million respectively. The amount of both the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2007 was $2.4 million. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2006 was $2.2 million and $2.3 million, respectively.

Long-Lived Assets

Consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down the carrying amount to fair market value to the extent necessary. Application of this standard for the years ended December 31, 2008, 2007 and 2006, did not result in an impairment loss.

 Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which reflect the credit risk of the Company. In February 2008, the FASB released FASB Staff Position, or FSP, 157-2, “Effective Date of Adoption of FASB Statement 157,” which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009. The Company does not believe the adoption of FSP 157-2 will have a material impact on the Company’s financial position or operating results upon adoption on January 1, 2009. Additionally, in October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.”   FSP 157-3 clarifies the adoption of SFAS 157 in a market that is not active. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities. SFAS 157 does not require new fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 is elective for fiscal years that begin after November 15, 2007 on a prospective basis. SFAS 159 allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. Effective January 1, 2008, the Company adopted SFAS 159, however, the Company has not elected fair value option for any of its financial assets and financial liabilities.

 Recent Accounting Standards

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,”  which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133. The adoption of SFAS 161 on January 1, 2009 is not expected to have a material impact to the Company’s existing disclosures.

3. Financing

At December 31, 2008 and 2007, long-term debt consisted of the following (expressed in thousands):

	December 31, 2008	December 31, 2007
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	—
Capitalized lease obligation	6,445	7,135
Unamortized debt discount	(4,560)	(1,133)
Total debt	481,885	436,002
Less current capitalized lease obligation	720	690
Total long-term debt	$481,165	$435,312

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

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior secured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above.

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

Central’s 7.375% Notes

Prior to April 2006, Central had outstanding $175.0 million of 7.375% Senior Notes due November 15, 2006, or 7.375% Notes.

In March 2006, Central launched a tender offer pursuant to which it offered to purchase all of its outstanding 7.375% Notes. As a result of the tender offer, Central accepted for payment $155.1 million aggregate principal amount of the 7.375% Notes. In April 2006, Central called for redemption the remainder of its 7.375% Notes, settlement of which was made on May 1, 2006. Central paid $177.6 million to retire the debt, which had a carrying value of $174.9 million. The premiums and expenses related to the tender and call will be amortized over the life of the new debt, as permitted by FERC accounting regulations.

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

Other

As of December 31, 2008, the Company was in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

	Long-Term Debt Maturities	Capital Lease
	(In thousands)
2009	$—	$720
2010	—	745
2011	—	235
2012	—	250
2013	—	265
After 2013	480,000	4,230
Total	$480,000	$6,445

4. Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Fuel Filing

Central recovers the natural gas it uses for fuel on its operating system and gas losses it incurs on its system in-kind from its customers via a fuel reimbursement charge placed on the volumes of gas transported through the system. The reimbursement charge is established through an annual fuel tracker filed with the FERC.

On November 30, 2007, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2008 based on the actual fuel and loss for the 12 months ended September 30, 2007. Several customers and state commissions intervened and some protested various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund, and directed its staff to convene a technical conference to discuss the issues raised in the protests. Subsequent to the technical conference, Central settled all issues with all parties by agreeing to absorb a portion of the losses related to the girth weld failure and the storage lateral line failure. The settlement and loss, net of insurance recoveries, resulted in no material adverse impact on its financial position or results of operations.

On November 26, 2008, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2009 based on the actual fuel and loss for the 12 months ended September 30, 2008. One party protested the inclusion of gas losses related to a storage lateral line failure. On December 30, 2008, the FERC issued an Order disallowing the recovery of the losses related to the storage lateral line failure in its annual fuel filing. Central has complied with the Order and in December 2008 charged to expense approximately $0.2 million related to the disallowance.

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On May 29, 2008, the FERC issued an Order accepting the rate increase subject to refund, suspending the effectiveness until November 1, 2008 and asking the Chief Administrative Law Judge, or ALJ, to designate an ALJ to convene a pre-hearing conference to establish a procedural schedule for a formal, trial-type evidentiary proceeding and allowing time for settlement discussions. Subsequent to the pre-hearing conference and numerous data requests from all parties to the proceeding, Central and the parties entered into settlement discussions. On November 17, 2008, the parties reached a settlement that, if approved, would resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the ALJ certified the settlement to the FERC and Central anticipates that the FERC will issue an order approving the settlement by May 1, 2009. The settlement rates, if approved, are designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a rate case no later than December 1, 2013.

 On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions” (Audit Order) in Docket No. PA08-1-000, as a result of a Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting and transportation regulations, North American Energy Standards Board standards and provisions of Central’s FERC gas tariff.

The Audit Order found instances where Central did not comply with certain filing and electronic posting requirements of the FERC.

The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that a predecessor owner of Central was “responsible for most of the serious violations.” FERC specified corrective actions to be taken by Central and issued the Audit Order publicly “to provide guidance to other companies similarly situated.”

The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order, and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.3 million at December 31, 2008 and $3.1 million at December 31, 2007 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency, or EPA, has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include National Emission Standards for Hazardous Air Pollutants, or NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. Additionally, all of Central’s facilities have been located in areas designated as being in “attainment” of all National Ambient Air Quality Standards (NAAQS). However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trail Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Oral argument occurred on September 25, 2008. The parties continue to await the Appellate Court’s decision, as well as the Trial Court’s ruling(s) on the defendants’ motions for attorneys’ fees and costs, which were the subject of a hearing held on April 24, 2007.

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

 The Company is subject to claims and legal actions in the normal course of business in addition to those disclosed above. While no assurances can be given, management believes, based on advice of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers and other indemnification arrangements, that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s future financial position, results of operations, or cash flows. Costs incurred to date of defending pending cases have not been material.

5. Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Current provision (benefit):
Federal	$435	$364	$(81)
State	715	539	495
	1,150	903	414
Deferred provision:
Federal	10,968	12,285	14,437
State	1,720	2,111	2,707
	12,688	14,396	17,144
Income tax provision	$13,838	$15,299	$17,558

Reconciliation of the normal statutory federal income tax rate to the Company’s effective income tax provision is as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal taxes benefits	4.5	4.5	4.7
Permanent items:
Other, net	(0.1)	0.2	0.2
Income tax provision	39.4%	39.7%	39.9%

Significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (expressed in thousands):

	2008	2007
Deferred tax assets:
Tax benefit carryforwards	$4,975	$6,959
Accrued environmental costs	902	1,210
Accrued employee benefits	16,803	19,193
Intangibles	2,765	3,394
Other	1,550	1,313
Total deferred tax assets	26,995	32,069

Deferred tax liabilities:
Property, plant and equipment	58,241	47,668
Intangibles	13,079	13,079
Regulatory assets	17,174	19,663
Other	1,037	1,358
Total deferred tax liabilities	89,531	81,768
Net deferred tax liabilities	$(62,536)	$(49,699)

Classification:
Net current assets	$5,351	$7,559
Net long-term liabilities	(67,887)	(57,258)
Net deferred tax liabilities	$(62,536)	$(49,699)

As of December 31, 2008, tax benefit carryforwards approximating $5.0 million consist of the tax benefit of net operating losses for federal purposes of $4.3 million with the remainder applicable for state income tax purposes. Federal net operating losses have a carryforward period of 20 years, while such carryforwards in the principal filing states vary from 10 to 20 years. As such, these carryforward benefits will begin expiring in 2013 to the extent not used by that date.

The use of net operating loss carryforwards occurring prior to the 2005 acquisition by Holdings has annual limitations under Section 382 of the Internal Revenue Code, based upon the product of the value of Southern Star at the date of acquisition times the federal long-term tax-exempt interest rate (4.2%), as generally defined under Section 1274(d) of the Internal Revenue Code. The limitation on the use of pre-acquisition net operating losses is $18.6 million computed on an annual basis.

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

The Company has a net unrecognized tax benefit as follows (expressed in thousands):

	2008	2007
Unrecognized Tax Benefits – January 1	$149	132

Gross increases – tax positions in prior period	—	17
Gross decreases – tax positions in prior period	(149)	—
Gross increases – current period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized Tax Benefits – December 31	$—	149

Pursuant to FIN 48, the Company also records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations. The Company currently does not have a liability for tax penalties or interest related to uncertain tax positions. Comparable amounts for 2007 were not significant.

As of December 31, 2008, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

6. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

7. Employee Benefit Plans

The Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in December 2006. SFAS 158 requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for Central to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulations,” the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates. Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending December 31, 2009. No plan assets are expected to be returned to the Company during the 12 months ending December 31, 2009.

In April 2008, Central filed a rate case in Docket No. RP08-350 and received from the FERC a certification of uncontested settlement on January 13, 2009. The terms, of the RP08-350 rate settlement, were effective November 1, 2008 allowing Central to recover in its rates $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries. Central’s 2008 recoveries consist of $6.2 million recovered pursuant to the RP04-276 rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement. Central’s RP04-276 rate settlement had allowed recoveries of $7.5 million annually.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees, or Union Plan. The Union Plan covers 35% of the 484 total current employees of Central.

The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007 (expressed in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$33,932	$36,738
Service cost	1,231	1,269
Interest cost	1,804	1,838
Actuarial (gain)/loss	(3,122)	525
Benefits paid	(567)	(572)
Settlements	(6,622)	(5,418)
Transfers to non-union plan	(397)	(448)
Benefit obligation at end of year	26,259	33,932

Change in plan assets:
Fair value of plan assets at beginning of year	15,025	14,936
Actual return (loss) on plan assets	(4,448)	1,002
Employer contributions	8,100	5,257
Benefits paid	(567)	(572)
Transfers to non-union plan	(152)	(180)
Settlements	(6,622)	(5,418)
Fair value of plan assets at end of year	11,336	15,025
Funded status/Accrued benefit cost	$(14,923)	$(18,907)

Pursuant to SFAS 158, the accrued benefit cost in 2008 and 2007 includes $2.7 million and $0.9 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $22.4 million and $28.0 million at December 31, 2008 and 2007, respectively.

Lump sum distributions of $6.6 million and $5.4 million were paid to plan participants in 2008 and 2007, respectively.  The Union Plan’s distributions in 2008 and 2007 exceeded each year’s respective service and interest cost, triggering settlement accounting under SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The effects of the 2008 settlements were calculated as of March 31, 2008 and as of December 31, 2008 and the effects of the 2007 settlements were calculated as of April 30, 2007 and as of December 31, 2007.

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Components of net periodic pension expense:
Service cost	$1,231	$1,269	$1,451
Interest cost	1,804	1,838	2,050
Expected return on plan assets	(1,088)	(1,211)	(1,338)
Employee transfers	(232)	(263)	(198)
Settlement recognition	544	53	64
Regulatory recovery of costs	5,574	3,571	3,976
Net periodic pension expense	$7,833	$5,257	$6,005

The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Discount rate	6.03%	6.17%	5.69%
Rate of compensation increase	3.75%	4.35%	3.75%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Period April 1 through December 31, 2008 *	For the Period January 1 through March 31, 2008	For the Period May 1 through December 31, 2007 *	For the Period January 1 through April 30, 2007	For the Period May 1 through December 31, 2006	For the Period January 1 through April 30, 2006
Discount rate	6.34%	6.17%	5.75%	5.69%	6.00%	5.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.35%	4.35%	3.85%	3.75%	4.10%	3.40%

*

Changes in 2008 and 2007 weighted-average assumptions related to settlement accounting under SFAS 88.

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

The Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2008	December 31, 2007
Equity securities	59%	65%
Fixed income securities	13%	30%
Cash equivalents	28%	5%
Total	100%	100%

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

The Company expects to contribute between $4.0 million and $7.0 million to its Union Plan in 2009.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2009	$ 2,011
2010	2,598
2011	2,300
2012	2,757
2013	3,757
Years 2014 through 2018	15,843

Non-Union Retirement Plan

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007 (expressed in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$14,030	$10,439
Service cost	2,516	2,453
Interest cost	913	652
Actuarial (gain)/loss	(2,432)	373
Benefits paid	(489)	(335)
Transfers from union plan	397	448
Benefit obligation at end of year	14,935	14,030

Change in plan assets:
Fair value of plan assets at beginning of year	9,498	7,007
Actual return (loss) on plan assets	(3,031)	403
Employer contributions	—	2,243
Benefits paid	(489)	(335)
Transfers from union plan	152	180
Fair value of plan assets at end of year	6,130	9,498
Funded status/Accrued benefit cost	$(8,805)	$(4,532)

Pursuant to SFAS 158, the accrued benefit cost in 2008 and 2007 includes $1.6 million and $0.2 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $12.0 million and $10.7 million at December 31, 2008 and 2007, respectively.

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For Year Ended December 31, 2006
Components of net periodic pension expense:
Service cost	$2,516	$2,453	$2,355
Interest cost	913	652	454
Expected return on plan assets	(807)	(665)	(451)
Employee transfers	232	263	198
Regulatory accrual of costs	(2,854)	(460)	(1,061)
Net periodic pension expense	$—	$2,243	$1,495

The following are the weighted-average assumptions used to determine benefit obligation for the periods indicated:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Discount Rate	6.07%	6.38%	5.83%
Rate of compensation increase	3.75%	4.35%	3.75%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Discount Rate	6.38%	5.83%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.35%	3.75%	3.50%

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

The Non-Union Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2008	December 31, 2007
Equity securities	54%	63%
Fixed income securities	34%	29%
Cash equivalents	12%	8%
Total	100%	100%

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

The Company expects to contribute between $4.6 million and $5.6 million to its Non-Union Plan in 2009.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2009	$ 810
2010	1,001
2011	1,144
2012	1,653
2013	1,761
Years 2014 through 2018	13,019

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

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007 (expressed in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$34,109	$33,395
Service cost	348	417
Interest cost	2,152	1,981
Actuarial loss	2,644	340
Medicare Part D subsidy recognition	232	105
Benefits paid	(1,903)	(2,129)

Benefit obligation at end of year	37,582	34,109

Change in plan assets:
Fair value of plan assets at beginning of year	34,909	34,123
Actual return (loss) on plan assets	(9,726)	2,915
Benefits paid	(1,903)	(2,129)

Fair value of plan assets at end of year	23,280	34,909

Funded status/Net (accrued/prepaid) benefit cost	$(14,302)	$800

Pursuant to SFAS 158, the net accrued or prepaid benefit costs in 2008 and 2007 include $12.0 million and $3.3 million, respectively, of previously unrecognized net gains. The FERC allows Central to recover these prudently incurred costs through recovery in its rate settlement. As such, the related assets and liabilities recognized were offset with a corresponding regulatory asset or regulatory liability. The net prepaid benefit costs reported above are net of the asset and liability reflected as Postretirement benefits other than pensions on the accompanying Consolidated Balance Sheets.

The following table sets forth the components of net periodic postretirement benefit costs, for the periods indicated (expressed in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Components of net periodic benefit expense:
Service cost	$348	$417	$467
Interest cost	2,152	1,981	1,796
Expected return on plan assets	(2,867)	(2,808)	(2,637)
Recognized actuarial gain	(58)	—	(3)
Regulatory recovery of costs	425	410	377
Net periodic benefit expense	$—	$—	$—

Approximately $1.4 million of amortization of net gains is expected to be reflected in expense in 2009.

The following are the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Discount rate	6.03%	6.39%	5.84%
Healthcare cost trend rate assumed for next year	8.75%	9.75%	11.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.85%	5.15%	4.85%
Year that the rate reaches the ultimate trend	2012	2012	2012

The following table summarizes the various assumptions used to determine the net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Discount rate	6.39%	5.84%	5.50%
Expected return on plan assets (non-union/union)	6.67%/8.50%	6.67%/8.50%	6.67%/8.50%

Assumed health care cost trend rates for the periods indicated:

	December 31, 2008	December 31, 2007	December 31, 2006
Healthcare cost trend rate assumed for next year	9.75%	11.00%	11.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.15%	4.85%	4.65%
Year that the rate reaches the ultimate trend	2012	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$344	$(283)
Effect on accumulated postretirement benefit obligation	$4,870	$(4,041)

The Welfare Plan sponsor, Central, employs a building block approach in determining the expected long-term rate on return on plan assets. Historical markets are studied and the long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The Welfare Plan’s weighted-average asset allocations by asset category are as follows:

	December 31, 2008	December 31, 2007
Equity securities	57%	66%
Fixed income securities	35%	30%
Cash and cash equivalents	8%	4%
Total	100%	100%

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

The Company does not expect to make any contributions to its Welfare Plan in 2009.

The following table illustrates the estimated benefit payments for the other postretirement benefits, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

	Non-Union	Union	Total
2009	$ 344	$ 1,733	$ 2,077
2010	446	1,810	2,256
2011	548	1,892	2,440
2012	655	1,930	2,585
2013	771	2,005	2,776
Years 2014 through 2018	5,365	10,890	16,255

The Company receives Medicare Part D payments, which effectively reduce the Company’s cost of estimated benefit payments listed above.

 The following table illustrates the estimated Medicare Part D receipts, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

	Non-Union	Union	Total
2009	$ 4	$ 210	$ 214
2010	8	235	243
2011	13	259	272
2012	22	285	307
2013	30	304	334
Years 2014 through 2018	371	1,822	2,193

 Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the years ended December 31, 2008, 2007, and 2006 were $2.0 million, $1.8 million and $1.8 million, respectively.

8. Financial Instruments

SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•

Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of these instruments. The fair value of the Company’s debt is based on market prices and was $388,787 at December 31, 2008.

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

9. Major Customers

Central’s two largest customers are Missouri Gas Energy, or MGE, a division of Southern Union Company, and Kansas Gas Service Company, or KGS, a division of ONEOK. Revenues received from MGE were $59.4 million, $58.3 million, and $56.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues received from KGS were $51.3 million, $50.5 million, and $50.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MGE had receivable balances of $5.4 million and $4.7 million for each of the years ended December 31, 2008 and 2007. KGS had receivable balances of $5.0 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively.

10. Operating Leases

The Company leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2009	$294
2010	182
2011	75
2012	59
2013	26
After 2013	77
Total	$713

Total rental expense relating to operating leases was approximately $1.3 million, $1.0 million, and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11. Related Party Transactions

Central and Western Frontier have an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the years ended 2008,  2007 and 2006 Central paid approximately $1.0 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

In addition, Southern Star has an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

12.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recognized $2.0 million and $1.9 million in expenses for each of the years ended 2008 and 2007, respectively, for such annual payments.

13. Quarterly Data (Unaudited)

The following summarizes selected quarterly financial data for 2008 and 2007 (expressed in thousands):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$47,805	$46,868	$46,715	$55,400
Operating costs and expenses	30,336	33,540	33,100	35,040
Operating income	17,469	13,328	13,615	20,360
Interest expense	7,081	7,876	8,084	8,169
Interest income	(164)	(293)	(271)	(149)
Miscellaneous other (income) expenses, net	(300)	(150)	(189)	(19)
Total other expense, net	6,617	7,433	7,624	8,001
Income before income taxes	10,852	5,895	5,991	12,359
Provision for income taxes	4,303	2,234	2,413	4,888

Net Income	$6,549	$3,661	$3,578	$7,471

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$47,018	$45,884	$46,398	$48,781
Operating costs and expenses	28,095	29,488	31,632	33,475
Operating income	18,923	16,396	14,766	15,306
Interest expense	7,177	7,249	7,274	7,142
Interest income	(399)	(417)	(347)	(278)
Miscellaneous other (income) expenses, net	(160)	(49)	(101)	(206)
Total other expense, net	6,618	6,783	6,826	6,658
Income before income taxes	12,305	9,613	7,940	8,648
Provision for income taxes	4,867	3,813	3,158	3,461

Net Income	$7,438	$5,800	$4,782	$5,187