Form 10-Q
period 2009-03-31
SOUTHERN STAR CENTRAL CORP
filed 2009-05-12
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer

     Accelerated filer

Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of May 12, 2009.

TABLE OF CONTENTS

2009 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$38,197	$35,615
Receivables:
Trade	19,143	19,632
Income taxes	145	286
Transportation, exchange and fuel gas	5,503	1,100
Other	1,973	1,814
Inventories	7,382	6,956
Deferred income taxes	2,133	5,351
Costs recoverable from customers	750	2,343
Prepaid expenses	3,283	4,486
Other	716	687
Total current assets	79,225	78,270

Property, Plant and Equipment, at cost:
Natural gas transmission plant	646,440	642,800
Other natural gas plant	14,562	14,277
	661,002	657,077
Less – Accumulated depreciation and amortization	(63,932)	(55,802)
Property, plant and equipment, net	597,070	601,275

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	45,781	46,867
Prepaid expenses	687	755
Other deferred and noncurrent assets	9,139	9,420
Total other assets	380,451	381,886
Total Assets	$1,056,746	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,172	$3,500
Transportation, exchange and fuel gas	3,899	2,694
Income taxes	470	—
Other	3,351	4,837
Accrued taxes, other than income taxes	7,928	5,836
Accrued interest	6,091	6,954
Accrued payroll and employee benefits	7,628	10,608
Costs refundable to customers	1,604	—
Capitalized lease obligation due in one year	735	720
Other accrued liabilities	3,106	3,132
Total current liabilities	36,984	38,281

Long-Term Debt:
Capitalized lease obligation	5,355	5,725
Other long-term debt	475,599	475,440
Total long-term debt	480,954	481,165

Other Liabilities and Deferred Credits:
Deferred income taxes	69,537	67,887
Postretirement benefits other than pensions	14,833	14,302
Asset retirement obligations	2,654	2,611
Costs refundable to customers	437	438
Environmental remediation	1,482	1,555
Accrued pension	17,471	23,728
Other	158	123
Total other liabilities and deferred credits	106,572	110,644

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at March 31, 2009 and December 31, 2008	—	—
Paid-in capital	423,869	423,869
Retained earnings	8,367	7,472
Total stockholder’s equity	432,236	431,341
Total Liabilities and Stockholder’s Equity	$1,056,746	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

	(In thousands)
Operating Revenues:
Transportation	$49,417	$43,920
Storage	5,825	3,667
Other revenue	113	218
Total operating revenues	55,355	47,805

Operating Costs and Expenses:
Operations and maintenance	11,082	10,407
Administrative and general	10,331	9,060
Depreciation and amortization	8,034	7,041
Taxes, other than income taxes	3,908	3,828
Total operating costs and expenses	33,355	30,336

Operating Income	22,000	17,469

Other (Income) Deductions:
Interest expense	8,169	7,081
Interest income	(78)	(164)
Miscellaneous other (income) expense, net	65	(300)
Total other deductions	8,156	6,617

Income Before Income Taxes	13,844	10,852

Provision for Income Taxes	5,479	4,303

Net Income/Total Comprehensive Income	$8,365	$6,549

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,365	$6,549
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	8,034	7,041
Deferred income taxes	4,868	4,082
Amortization of debt discount (premium) and expense	422	262
Receivables	471	4,008
Inventories	(426)	(154)
Other current assets	1,376	732
Payables and accrued liabilities	(4,324)	(2,280)
Other, including changes in noncurrent assets and liabilities	(4,422)	72
Net cash provided by operating activities	14,364	20,312

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(3,925)	(13,335)
Proceeds from sales and salvage values, net of costs of removal	(18)	(66)
Net cash used in investing activities	(3,943)	(13,401)

FINANCING ACTIVITIES:
Common dividends	(7,470)	(5,187)
Capital lease payments	(355)	(340)
Other financing	(14)	(14)
Net cash used in financing activities	(7,839)	(5,541)

Increase in cash and cash equivalents	2,582	1,370

Cash and cash equivalents at beginning of period	35,615	20,025

Cash and cash equivalents at end of period	$38,197	$21,395

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,608	$6,844
Income tax, net	—	—

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2009, Central had transportation customer contracts with approximately 161 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 562 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States, or GAAP for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

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

Goodwill

The Company has recorded $324.8 million of Goodwill, as a result of the 2005 acquisition of the Company by Holdings. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its most recent annual impairment test of goodwill on December 31, 2008 which resulted in no recognition of an impairment loss.

Income Taxes

Deferred taxes are recorded under the liability method. Deferred taxes are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to SFAS 109, “Accounting for Income Taxes.”

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain income tax positions recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Southern Star operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself and Central and pay all taxes shown thereon to be due. Central makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Asset Retirement Obligations

In accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2009 was $2.5 million and $2.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2008 was $2.5 million and $2.6 million, respectively. Pursuant to its pending rate settlement under FERC docket RP08-350, Central is recovering approximately $0.3 million annually in its rates related to such costs.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which reflect the credit risk of the Company. SFAS 157 does not require new fair value measurements. In February 2008, the FASB released FASB Staff Position, or FSP, 157-2, “Effective Date of Adoption of FASB Statement 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009. Additionally, in October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.” FSP 157-3 clarifies the adoption of SFAS 157 in a market that is not active. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities and effective January 1, 2009, the Company adopted the provisions of SFAS 157 related to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is elective for fiscal years that begin after November 15, 2007 on a prospective basis. SFAS 159 allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. Effective January 1, 2008, the Company adopted SFAS 159; however, the Company has not elected the fair value option for any of its financial assets and financial liabilities.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2009	December 31, 2008
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	6,090	6,445
Unamortized debt discount	(4,401)	(4,560)
Total debt	481,689	481,885
Less current capitalized lease obligation	735	720
Total long-term debt	$480,954	$481,165

6.75% Registered Notes

Southern Star has outstanding $200.0 million of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, governed by an indenture dated as of April 13, 2006, by and between Southern Star and The Bank of New York Trust Company, N.A., as trustee, the 6.75% Registered Notes Indenture.

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the 6.75% Registered Notes Indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the 6.75% Registered Notes Indenture.

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

As of March 1, 2009, Southern Star can redeem all or part of the 6.75% Registered Notes at premiums defined in the 6.75% Registered Notes Indenture, including a make-whole premium on redemptions made prior to March 1, 2011.

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

Central’s 6.0% Notes

Central has outstanding $230.0 million of 6.0% Senior Notes due 2016, or 6.0% Notes, governed by an indenture, or 6.0% Notes Indenture, dated as of April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The 6.0% Notes Indenture contains customary restrictive covenants and events of default.

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

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the 6.0% Notes Indenture.

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of its headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A., as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of March 31, 2009, the Company was in compliance with the covenants of all outstanding debt instruments.

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

On November 30, 2007, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2008 based on the actual fuel and loss for the 12 months ended September 30, 2007. Several customers and state commissions intervened and some protested various aspects of the filing, including the level of gas losses Central had incurred as a result of a pipeline girth weld failure and a storage lateral line failure in 2007. On December 28, 2007, the FERC issued an Order accepting the filing, subject to refund. Subsequent to a technical conference, Central settled all issues with all parties by agreeing to absorb a portion of the losses related to the girth weld failure and the storage lateral line failure. The settlement and loss, net of insurance recoveries, resulted in no material adverse impact on Central’s financial position or results of operations.

On November 26, 2008, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2009 based on the actual fuel and loss for the 12 months ended September 30, 2008. One party protested the inclusion of gas losses related to a storage lateral line failure in 2008. On December 30, 2008, the FERC issued an Order disallowing the recovery of the losses related to the storage lateral line failure in its annual fuel filing. Central has complied with the Order and in December 2008 charged to expense approximately $0.2 million related to the disallowance.

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On November 17, 2008, the parties reached a settlement that, if approved, would resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the ALJ certified the settlement to the FERC and Central anticipates that the FERC will issue an order approving the settlement by June 1, 2009. The settlement rates, if approved, are designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a new rate case no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.2 million at March 31, 2009 and $2.3 million at December 31, 2008 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. Additionally, all of Central’s facilities have been located in areas designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations. The EPA has also proposed regulations requiring reporting of greenhouse gases that could apply to Central. The ultimate impact of these regulations on Central will depend on the content of the final regulations; however management does not currently expect that these greenhouse gas reporting regulations will have a material impact on Central’s existing operations.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court dismissed Grynberg’s petition for rehearing. Grynberg has ninety days from that date to petition the United States Supreme Court for certiorari review. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have undermeasured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

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

6.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 was 39.6% compared to 39.7% for the same period ended March 31, 2008. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

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

In accordance with FIN 48, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Statements of Operations. The Company currently does not have a liability for tax penalties or interest related to uncertain tax positions. Comparable amounts for 2008 were not material.

As of March 31, 2009, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in progress or scheduled in the future.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

8. Employee Benefit Plans

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulations,” the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2010. No plan assets are expected to be returned to the Company during the 12 months ending March 31, 2010.

In April 2008, Central filed a rate case in Docket No. RP08-350, which was certified by the FERC on January 13, 2009. The terms, of the RP08-350 rate settlement, were effective November 1, 2008 allowing Central to recover in its rates $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries. Central’s 2008 recoveries consisted of $6.2 million recovered pursuant to the RP04-276 rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement. Central’s RP04-276 rate settlement had allowed recoveries of $7.5 million annually.

Retirement Plan

Pension expense for the Company’s pension plans was $2.4 million and $1.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Components of net periodic pension expense:
Service cost	$250	$317
Interest cost	381	459
Expected return on plan assets	(244)	(303)
Regulatory recovery of costs	846	841
Net periodic pension expense	$1,233	$1,314

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Components of net periodic pension expense:
Service cost	$563	$613
Interest cost	225	163
Expected return on plan assets	(175)	(166)
Regulatory (accrual)/recovery of costs	529	(49)
Net periodic pension expense	$1,142	$561

The Company made contributions to the pension plans totaling $7.3 million and $1.9 million for the three-month periods ended March 31, 2009 and 2008, respectively, and anticipates funding an additional $2.7 million during 2009. Contributions were increased in 2009 in order to achieve certain thresholds in the Plan’s asset balances as established by the Pension Protection Act of 2006.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Components of net periodic benefit expense:
Service cost	$100	$104
Interest cost	556	495
Expected return on plan assets	(475)	(702)
Recognized actuarial loss	350	—
Regulatory (accrual)/recovery of costs	(531)	103
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the three-month periods ended March 31, 2009 or 2008.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the three-month periods ended March 31, 2009 and 2008, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $0.4 million and $0.5 million in expenses for the three-month periods ended March 31, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010, but may be renewed annually thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements” and elsewhere in this report.

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

General

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States. The financial information contained herein has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging generally from one to 20 years. Total average remaining contract life on a volume-weighted basis at March 31, 2009 was approximately five years.

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

In January 2009, we initiated a binding open season for a “Storage Expansion” project, to increase Central’s existing storage capacity by a minimum of 5,000,000 Dekatherms, or Dths, and increase delivery up to 50,000 Dths/day. The open season began on January 12, 2009 and concluded on February 20, 2009. The binding bids were reviewed and based upon the economic analysis of the current bids, Central determined that it was not economical to pursue this project as defined in the binding open season. Central reassessed the project scope and, in May 2009, initiated an open season for a modified “Storage Expansion” project, to increase storage capacity by a minimum of 4,000,000 Dths and increase delivery up to 40,000 Dths/day. We anticipate investing approximately $6.0 million during 2009 for this storage expansion project if sufficient interest is expressed based upon this redefined scope.

Central initiated a binding open season for the “Ozark Advance” project to add incremental capacity to the Southwestern portions of Missouri. This project was developed based upon customer feedback and their growth expectations.  This open season began on April 13, 2009 and concluded on Friday, May 8, 2009. We are currently evaluating the results of this open season.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have not been significant changes to our Critical Accounting Policies as included in our 2008 Annual Report on Form 10-K filed with the SEC on March 17, 2009.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2009 and 2008

Operating revenues were $55.4 million and $47.8 million for the three-month periods ended March 31, 2009 and 2008, respectively, an increase of $7.6 million, or 15.8%. The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage capacity. The higher storage revenues in the first quarter 2009 are a result of increased inventories in storage due to a decrease in demand for natural gas, resulting from mild climate conditions in 2009 compared to 2008.

Operations and maintenance expenses were $11.1 million and $10.4 million for the three-month periods ended March 31, 2009 and 2008, respectively, a $0.7 million, or 6.5% increase. The increase is primarily due to higher expenses in 2009 for pipeline integrity management program costs.

Administrative and general expenses increased by $1.3 million, or 14.0%, to $10.3 million for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. The increase is primarily due to higher expenses in 2009 for group medical insurance, retirement plan contributions, and labor.

Depreciation expense was $8.0 million and $7.0 million for the three month periods ended March 31, 2009 and 2008, respectively, a $1.0 million, or 14.1%, increase. The increase is primarily due to the number of capital projects that have been placed in service since the first quarter of 2008 and higher depreciation allowed from the RP350-08 rate settlement.

Taxes, other than income taxes, were $3.9 million and $3.8 million for the three-month periods ended March 31, 2009 and 2008, respectively, a $0.1 million or 2.1% increase. The increase is primarily due to higher payroll taxes.

Interest expense was $8.2 million and $7.1 million for the three-month periods ended March 31, 2009 and 2008, respectively, a $1.1 million, or 15.4%, increase. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

The provision for income taxes was $5.5 million and $4.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, a $1.2 million, or 27.3% increase. The increase is commensurate with our higher pre-tax income. Our effective tax rate for the first quarter 2009 was 39.6% as compared to 39.7% for the same period in 2008.

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

As of May 5, 2009, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 was $14.4 million and $20.3 million, respectively. Cash from operating activities was lower in 2009 primarily due to increased funding to the Company’s pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements and a 2008 cash receipt for a reimbursable project billed in 2007. The decrease was partially offset by higher operating income.

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $3.9 million and $13.4 million, respectively. Cash used in investing activities was lower in the first quarter of 2009 primarily due to lower maintenance capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $7.8 million and $5.5 million, respectively. The increase is primarily due to higher 2009 dividend payments.

6.75% Registered Notes

We have outstanding $200.0 million of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, governed by an indenture dated as of April 13, 2006, by and between us and The Bank of New York Trust Company, N.A., as trustee.

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

As of March 1, 2009, we may redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture, including a make-whole premium on redemptions made prior to March 1, 2011.

6.75% Unregistered Notes

On April 16, 2008, we completed the sale of $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes, in a private placement. In connection with the offering, the Company entered into an indenture dated April 16, 2008 by and between us and The Bank of New York Trust Company, N.A., as trustee.

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

As of March 1, 2009, we may redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture, including a make-whole premium on redemptions made prior to March 1, 2011.

Central’s 6.0% Notes

Central has outstanding $230.0 million of 6.0% Senior Notes due 2016, or 6.0% Notes, governed by an indenture dated as of April 13, 2006 by and between Central and The Bank of New York Trust Company, N.A., as trustee. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the 6.0% Notes Indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of its headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, NA, as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that we will file consolidated tax returns on behalf of ourselves and Central and pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case is expected to become final in 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $0.4 million and $0.5 million in expenses for the three-month periods ended March 31, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At March 31, 2009, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $43.5 million in 2009 including approximately $6.0 million for a storage expansion project and approximately $11.1 million for projects under our pipeline integrity management program. We expect to fund 2009 capital expenditures from cash generated through operations.

In addition to the capital expenditures listed above, Central expects to contribute approximately $10.0 million to its Union and Non-Union Retirement Plans in 2009. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets if needed and available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at March 31, 2009, had a carrying value of $475.6 million and a fair value of $391.0 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $6.1 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of March 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court dismissed Grynberg’s petition for rehearing. Grynberg has ninety days from that date to petition the United States Supreme Court for certiorari review.. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have undermeasured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the court heard oral argument on this motion on April 1, 2005. In January 2006, the court heard oral argument on a motion to intervene filed by a third party who is claiming entitlement to a portion of any recovery obtained by Plaintiffs. It is unknown when the court will rule on the pending motions.

Item 1A. Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. No updates to this information are necessary.

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

SOUTHERN STAR CENTRAL CORP.
May 12, 2009	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 12, 2009	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a – 14(a) OR 15d – 14(a)

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d – 15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 12, 2009
Jerry L. Morris

Exhibit 31.2

CERTIFICATION PURSUANT TO RULES 13a – 14(a) OR 15d – 14(a)

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 12, 2009
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 12, 2009
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 12, 2009
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.