Form 10-Q
period 2009-06-30
SOUTHERN STAR CENTRAL CORP
filed 2009-08-11
CIK 1260349

 G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer

     Accelerated filer

Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of August 11, 2009.

TABLE OF CONTENTS

2009 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$39,132	$35,615
Receivables:
Trade	18,380	19,632
Income taxes	2,697	286
Transportation, exchange and fuel gas	32,146	1,100
Other	2,316	1,814
Inventories	7,385	6,956
Deferred income taxes	1,431	5,351
Costs recoverable from customers	750	2,343
Prepaid expenses	2,336	4,486
Other	788	687
Total current assets	107,361	78,270

Property, Plant and Equipment, at cost:
Natural gas transmission plant	658,348	642,800
Other natural gas plant	13,623	14,277
	671,971	657,077
Less – Accumulated depreciation and amortization	(70,909)	(55,802)
Property, plant and equipment, net	601,062	601,275

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	45,177	46,867
Prepaid expenses	619	755
Other deferred and noncurrent assets	9,340	9,420
Total other assets	379,980	381,886
Total Assets	$1,088,403	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$6,166	$3,500
Transportation, exchange and fuel gas	28,458	2,694
Income taxes	233	—
Other	4,194	4,837
Accrued taxes, other than income taxes	6,478	5,836
Accrued interest	6,946	6,954
Accrued payroll and employee benefits	8,361	10,608
Costs refundable to customers	3,688	—
Capitalized lease obligation due in one year	735	720
Other accrued liabilities	2,208	3,132
Total current liabilities	67,467	38,281

Long-Term Debt:
Capitalized lease obligation	5,355	5,725
Other long-term debt	475,757	475,440
Total long-term debt	481,112	481,165

Other Liabilities and Deferred Credits:
Deferred income taxes	71,283	67,887
Postretirement benefits other than pensions	15,292	14,302
Asset retirement obligations	2,696	2,611
Costs refundable to customers	326	438
Environmental remediation	1,506	1,555
Accrued pension	17,868	23,728
Other	252	123
Total other liabilities and deferred credits	109,223	110,644

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at June 30, 2009 and December 31, 2008	—	—
Paid-in capital	423,869	423,869
Retained earnings	6,732	7,472
Total stockholder’s equity	430,601	431,341
Total Liabilities and Stockholder’s Equity	$1,088,403	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

	(In thousands)
Operating Revenues:
Transportation	$48,745	$42,916
Storage	5,916	3,642
Other revenue	83	310
Total operating revenues	54,744	46,868

Operating Costs and Expenses:
Operations and maintenance	13,216	13,348
Administrative and general	10,518	9,480
Depreciation and amortization	8,185	7,152
Taxes, other than income taxes	3,654	3,560
Total operating costs and expenses	35,573	33,540

Operating Income	19,171	13,328

Other (Income) Deductions:
Interest expense	8,155	7,876
Interest income	(71)	(293)
Miscellaneous other income, net	(67)	(150)
Total other deductions	8,017	7,433

Income Before Income Taxes	11,154	5,895

Provision for Income Taxes	4,425	2,234

Net Income/Total Comprehensive Income	$6,729	$3,661

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

	(In thousands)
Operating Revenues:
Transportation	$98,162	$86,836
Storage	11,741	7,309
Other revenue	196	528
Total operating revenues	110,099	94,673

Operating Costs and Expenses:
Operations and maintenance	24,298	23,755
Administrative and general	20,849	18,540
Depreciation and amortization	16,219	14,193
Taxes, other than income taxes	7,562	7,388
Total operating costs and expenses	68,928	63,876

Operating Income	41,171	30,797

Other (Income) Deductions:
Interest expense	16,324	14,957
Interest income	(149)	(457)
Miscellaneous other income, net	(2)	(450)
Total other deductions	16,173	14,050

Income Before Income Taxes	24,998	16,747

Provision for Income Taxes	9,904	6,537

Net Income/Total Comprehensive Income	$15,094	$10,210

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

	(In thousands)
OPERATING ACTIVITIES:
Net income	$15,094	$10,210
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	16,219	14,193
Deferred income taxes	7,316	6,329
Amortization of debt discount and expense	844	687
Receivables	(1,683)	4,790
Inventories	(429)	(397)
Other current assets	2,251	(1,307)
Payables and accrued liabilities	(484)	2,845
Other, including changes in noncurrent assets and liabilities	(2,953)	(3,858)
Net cash provided by operating activities	36,175	33,492

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(16,597)	(33,947)
Proceeds from sales and salvage values, net of costs of removal	156	(489)
Net cash used in investing activities	(16,441)	(34,436)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	46,065
Common dividends	(15,834)	(11,736)
Capital lease payments	(355)	(340)
Other financing	(28)	(1,169)
Net cash (used) provided in financing activities	(16,217)	32,820

Increase in cash and cash equivalents	3,517	31,876

Cash and cash equivalents at beginning of period	35,615	20,025

Cash and cash equivalents at end of period	$39,132	$51,901

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$15,484	$13,655
Income tax, net	4,766	180

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2009, Central had transportation customer contracts with approximately 163 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 563 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States, or GAAP, for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2009.

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

Goodwill

The Company has recorded $324.8 million of Goodwill as a result of the 2005 acquisition of the Company by Holdings. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

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

Asset Retirement Obligations

In accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2009 was $2.4 million and $2.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2008 was $2.5 million and $2.6 million, respectively. Pursuant to its rate settlement under FERC docket RP08-350, Central is recovering approximately $0.3 million annually in its rates related to such costs.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 requires the fair value of an asset or liability to be based on market-based measures that reflect the credit risk of the Company. SFAS 157 does not require new fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities and effective January 1, 2009, the Company adopted the provisions of SFAS 157 related to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is elective for fiscal years that begin after November 15, 2007 on a prospective basis. SFAS 159 allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. Effective January 1, 2008, the Company adopted SFAS 159; however, the Company has not elected the fair value option for any of its financial assets and financial liabilities.

The carrying value of cash and cash equivalents, accounts receivable and payable approximate fair value because of the relative short maturity of those instruments. The fair value of the Company’s debt is based on market price and was $393.0 million at June 30, 2009.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective June 15, 2009, the Company adopted the provisions of SFAS 165 with no financial impact on the Company’s financial position or operating results. Management has evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009, the date these consolidated financial statements were issued. During this period, there were no material recognizable or nonrecognizable subsequent events.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2009	December 31, 2008
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	6,090	6,445
Unamortized debt discount	(4,243)	(4,560)
Total debt	481,847	481,885
Less current capitalized lease obligation	735	720
Total long-term debt	$481,112	$481,165

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

The 6.0% Notes Indenture contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the 6.0% Notes Indenture.

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

Other

As of June 30, 2009, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On November 17, 2008, the parties reached a settlement to resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the Administrative Law Judge certified the settlement to the FERC and on June 1, 2009, the FERC issued an Order approving the settlement without modification. The settlement rates are designed to increase Central’s annual revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a new rate case to become effective no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.3 million at June 30, 2009 and at December 31, 2008 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On March 5, 2009, the EPA proposed new emission standards that could apply to certain of Central’s existing reciprocating engines. These regulations are scheduled to be finalized by February 2010 and any compliance obligations would likely have to be completed by the second quarter of 2013. There are also various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations, including a greenhouse gas reporting rule proposed by the EPA on April 10, 2009. Central continues to monitor the progress of these proposed rules and will determine any impacts once the regulations have been promulgated.

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact to Central’s existing operations. Final area designations are set to be issued by the EPA in March 2010 and a more thorough assessment can be made at that time.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court dismissed Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition for certiorari review with the United States Supreme Court. Defendants plan to file an opposition by August 28, 2009. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

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

6.  Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2009 was 39.6% compared to 39.0% for the same period ended June 30, 2008. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

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

As of June 30, 2009, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in progress or scheduled in the future.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

8. Employee Benefit Plans

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,”  requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by SFAS 71, “Accounting for the Effects of Certain Types of Regulations,” the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to SFAS 158, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2010. In addition, no plan assets are expected to be returned to the Company during the 12 months ending June 30, 2010.

In April 2008, Central filed a rate case in Docket No. RP08-350 and on November 17, 2008, the parties to the case reached a settlement that would resolve all issues related to this proceeding. The settlement was filed with FERC on December 11, 2008. On June 1, 2009, FERC issued an order approving the settlement. The terms, of the RP08-350 rate settlement were effective November 1, 2008 allowing Central to recover in its rates $9.5 million annually for pension benefits and postretirement benefits other than pensions. In comparison, Central’s RP04-276 rate settlement had allowed recoveries of $7.5 million annually. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries, which consisted of $6.2 million recovered pursuant to the RP04-276 rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Retirement Plan

Pension expense for the Company’s pension plans was $4.8 million and $3.8 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Components of net periodic pension expense:
Service cost	$502	$627
Interest cost	720	899
Expected return on plan assets	(535)	(547)
Recognized actuarial loss	22	—
Employee transfers	(328)	(232)
Settlement recognition……………………………	409	225
Regulatory recovery of costs	1,870	2,778
Net periodic pension expense	$2,660	$3,750

Non-Union Retirement Plan
	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Components of net periodic pension expense:
Service cost	$1,146	$1,258
Interest cost	466	456
Expected return on plan assets	(403)	(403)
Employee transfers……………………………….	328	232
Regulatory recovery (accrual) of costs	553	(1,543)
Net periodic pension expense	$2,090	$—

The Company made contributions to the pension plans totaling $8.2 million and $8.1 million for the six-month periods ended June 30, 2009 and 2008, respectively, and anticipates funding an additional $1.8 million during 2009. Contributions were increased in 2009 in order to achieve certain thresholds in the Plan’s asset balances as established by the Pension Protection Act of 2006.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Components of net periodic benefit expense:
Service cost	$242	$174
Interest cost	1,068	1,076
Expected return on plan assets	(939)	(1,433)
Recognized actuarial (gain) loss	619	(29)
Regulatory (accrual) recovery of costs	(990)	212
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the six-month periods ended June 30, 2009 or 2008.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During the three-month periods ended June 30, 2009 and 2008, Central paid approximately $0.3 million for service fees and expenses to the EFS Services, LLC. During the first six months of 2009 and 2008, Central paid approximately $0.5 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $0.9 million and $1.1 million in expenses for the six-month periods ended June 30, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010, but may be renewed annually thereafter.

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

The terms “we,” “us,” “our,” and “the Company,” denote Southern Star Central Corp. and its subsidiaries.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging generally from one to 20 years. Total average remaining contract life on a volume-weighted basis at June 30, 2009 was approximately five years.

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

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case was approved by the FERC without modification on June 1, 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

Pipeline and storage integrity regulations continue to increase our operating costs for integrity testing, permitting and other compliance with new regulations. Central remains on schedule to meet all compliance regulations and expects that operating costs associated with such regulations will continue to be recovered in the rates it charges for its services.

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting our downside risks. Central’s focus on offering customers flexibility with respect to access to directly connected supplies is evidenced by its recent supply initiatives. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced and flexible on-system storage.

In addition, we proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point.

 In January 2009, we initiated a binding open season for a “Storage Expansion” project to increase Central’s existing storage capacity by a minimum of 5,000,000 Dekatherms, or Dths, and increase delivery up to 50,000 Dths/day. The expansion was restricted to our market area. The open season began on January 12, 2009 and concluded on February 20, 2009. The binding bids were reviewed and based upon economic analysis, we determined that it was not economical to pursue this project as defined in that binding open season and the bids were rejected.

In May 2009, we initiated a binding open season for a modified “Storage Expansion” project to increase Central’s existing storage capacity by a minimum of 4,000,000 Dths and increase delivery up to 40,000 Dths/day. Central received bids conforming to the terms of the binding open season for 1.3 billion cubic feet, or Bcf, of capacity and non-conforming bids  for 4.6 Bcf of capacity in the modified “Storage Expansion” binding open season. Central accepted the conforming bids for 1.3 Bcf of capacity in the May 2009 binding open season subject to the results of a new binding open season for the balance of 2.7 Bcf. In July 2009, we initiated the “New Open Season” for the 2.7 Bcf balance that allowed potential shippers to bid for services in either the production or market areas. The “New Open Season” concluded on July 14, 2009. We received conforming bids for the remaining 2.7 Bcf and will execute the Precedent agreements once final credit and management approvals are completed.

We initiated a binding open season for the “Ozark Advance” project to add incremental capacity to the Southwestern portions of Missouri. This project was developed based upon customer feedback and their growth expectations. This open season began on April 13, 2009 and concluded on May 8, 2009. Central received bids for 9,000 Dths/day starting in 2010 and 2011. We have determined that it is economically feasible to pursue this project. The successful bidders have been notified subject to final credit approval. Precedent agreements will be executed after all remaining issues have been resolved. We anticipate constructing approximately 0.7 miles of 20–inch loop and a delivery meter station in 2011.

In addition, we initiated a binding open season for the “Sedalia Pipeline Expansion” project to add incremental capacity to the Sedalia Line (Line Segment 235) in Cass, Johnson and Pettis Counties of Missouri. This project was developed based upon customer feedback and their growth expectations. This open season began on July 22, 2009 and concluded on Tuesday, August 4, 2009. Central received bids for 37,400 Dths/day starting on November 1, 2009 and future loads of 8,500 Dths/day by November 1, 2014. The successful bidders will be notified subject to final credit approval. Precedent agreements will be executed after all remaining issues have been resolved.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have not been significant changes to our Critical Accounting Policies as included in our 2008 Annual Report on Form 10-K filed with the SEC on March 17, 2009.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended June 30, 2009 and 2008

Operating revenues increased by $7.9 million, or 16.8%, to $54.7 million for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.  The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage capacity.  The higher storage revenues in the second quarter of 2009 are a result of increased inventories in storage due to decreased demand for natural gas, resulting from milder climate conditions in 2009 as compared to 2008. The increase is partially offset by lower crude oil sales revenues resulting from lower crude oil pricing in 2009 as compared to 2008.

Operations and maintenance expenses were $13.2 million and $13.3 million for the three-month periods ended June 30, 2009 and 2008, respectively, a $0.1 million, or 1.0% decrease. Lower 2009 expenses relating to environmental remediation, materials and parts, vehicle usage and employee relocations were generally offset by higher expenses in 2009 for pipeline integrity management program costs and labor.

Administrative and general expenses were $10.5 million and $9.5 million for the three-month period ended June 30, 2009 and 2008, respectively, a $1.0 million, or 11.0% increase. The increase is primarily due to higher expenses in 2009 for group medical insurance, retirement plan contributions, and property and liability insurance, offset partially by lower employee incentive expense.

Depreciation expense was $8.2 million and $7.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, a $1.0 million, or 14.4%, increase. The increase is primarily due to negative salvage recovery allowed under the RP08-350 rate settlement and the number of capital projects that have been placed in service since the second quarter of 2008.

Interest expense was $8.2 million and $7.9 million for the three-month periods ended June 30, 2009 and 2008, respectively, a $0.3 million, or 3.6%, increase.  The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008.  See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

The provision for income taxes was $4.4 million and $2.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, a $2.2 million, or 98.1% increase. The increase is commensurate with our higher pre-tax income. Our effective tax rate for the second quarter of 2009 was 39.7% as compared to 37.9% for the same period in 2008.

Comparison of the Six Months Ended June 30, 2009 and 2008

Operating revenues were $110.1 million and $94.7 million for the six-month periods ended June 30, 2009 and 2008, respectively, a $15.4 million, or 16.3% increase.  The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage capacity.  The higher storage revenues in 2009 are a result of increased inventories in storage due to decreased demand for natural gas, resulting from milder climate conditions in 2009 as compared to 2008. The increase is partially offset by lower royalties received from crude oil production in storage fields, resulting from lower crude oil pricing in 2009 as compared to 2008.

Operations and maintenance expenses were $24.3 million and $23.8 million for the six-month periods ended June 30, 2009 and 2008, respectively, a $0.5 million, or 2.3% increase. The increase is primarily due to higher expenses in 2009 for pipeline integrity management program costs. The increase is partially offset by lower 2009 expenses relating to vehicle usage, environmental remediation, employee relocations, inspectors, right-of-way clearing, materials and parts, contractual services and operating fees and permits.

Administrative and general expenses were $20.8 million and $18.5 million for the six-month periods ended June 30, 2009 and 2008 respectively, a $2.3 million, or 12.5% increase. The increase is primarily due to higher expenses in 2009 for group medical insurance, retirement plan contributions and property and liability insurance.

Depreciation expense was $16.2 million and $14.2 million for the six-month periods ended June 30, 2009 and 2008, respectively, a $2.0 million, or 14.3%, increase. The increase is primarily due to negative salvage recovery allowed under the RP08-350 rate settlement and also due to the number of capital projects that have been placed in service since the second quarter of 2008.

Interest expense increased by $1.4 million, or 9.1%, to $16.3 million for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.  The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008.  See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.

The provision for income taxes was $9.9 million and $6.5 million for the six-month periods ended June 30, 2009 and 2008, respectively, a $3.4 million, or 51.5% increase. The increase is commensurate with our higher pre-tax income. Our effective tax rate for the second quarter of 2009 was 39.6% as compared to 39.0% for the same period in 2008.

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

As of August 3, 2009, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $36.2 million and $33.5 million, respectively. Cash from operating activities was higher in 2009 primarily due to higher 2009 operating income and a 2008 payment for the replacement of natural gas losses discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements. The increase was partially offset by higher estimated tax payments in 2009, a 2008 cash receipt for a reimbursable project billed in 2007 and higher employee incentive payments in 2009 than in 2008.

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was $16.4 million and $34.4 million, respectively. Cash used in investing activities was lower in 2009 primarily due to lower maintenance capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2009 was $16.2 million as compared to net cash provided by financing activities of $32.8 million for the same period in 2008. The decrease is primarily due to the net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008 and higher 2009 dividend payments.

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

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Registered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture governing the 6.75% Registered Notes.

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

As of March 1, 2009, we may redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture governing the 6.75% Registered Notes, including a make-whole premium on redemptions made prior to March 1, 2011.

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

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Unregistered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or leverage ratio, subject to certain conditions, as defined in the indenture governing the 6.75% Unregistered Notes.

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

As of March 1, 2009, we may redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture governing the 6.75% Unregistered Notes, including a make-whole premium on redemptions made prior to March 1, 2011.

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

The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture governing the 6.0% Notes.

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

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that we will file consolidated tax returns on behalf of ourselves and Central and pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6. During the second quarter of 2009, remaining tax benefit carryforwards were substantially realized, resulting in cash outlays attributable to tax liabilities originating in the current period, as well as future periods.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case was approved without modification on June 1, 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment.  We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $0.9 million and $1.1 million in expenses for the six-month periods ended June 30, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At June 30, 2009, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $39.7 million in 2009 including approximately $2.4 million for a storage expansion project and approximately $11.4 million for projects under our pipeline integrity management program. We expect to fund 2009 capital expenditures from cash generated through operations.

In addition to the capital expenditures listed above, Central expects to contribute approximately $10.0 million to its Union and Non-Union Retirement Plans in 2009. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets, if needed and available.

Contingencies

See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased expenses resulting from labor, materials and supplies can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products to reflect increased costs resulting from inflation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at June 30, 2009, had a carrying value of $475.8 million and a fair value of $393.0 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $6.1 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of June 30, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

 In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals are now pending as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court dismissed Grynberg’s petition for rehearing.  On August 4, 2009, Grynberg filed a petition for certiorari review with the United States Supreme Court. Defendants plan to file an opposition by August 28, 2009. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

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

Item 1A. Risk Factors

See our 2008 Annual Report on Form 10-K, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”.  No updates to this information are necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)  Effective July 12, 2009, Yves Rheault resigned as director of the Company. Mr. Rheault did not resign because of any disagreement with our Company or on any matter related to its operations, policies or practices. The vacancy created by Mr. Rheault’s resignation has not yet been filled.

(b)  None.

Item 6. Exhibits

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

SOUTHERN STAR CENTRAL CORP.
August 11, 2009	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 11, 2009	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2009
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2009
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2009
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2009
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.