Form 10-Q
period 2009-09-30
SOUTHERN STAR CENTRAL CORP
filed 2009-11-10
CIK 1260349

( G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2009

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

Yes      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100 shares as of November 10, 2009.

TABLE OF CONTENTS

2009 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$43,099	$35,615
Receivables:
Trade	17,627	19,632
Income taxes	1,429	286
Transportation, exchange and fuel gas	9,303	1,100
Other	2,573	1,814
Inventories	7,485	6,956
Deferred income taxes	966	5,351
Costs recoverable from customers	750	2,343
Prepaid expenses	1,449	4,486
Other	783	687
Total current assets	85,464	78,270

Property, Plant and Equipment, at cost:
Natural gas transmission plant	670,664	642,800
Other natural gas plant	12,537	14,277
	683,201	657,077
Less – Accumulated depreciation and amortization	(78,033)	(55,802)
Property, plant and equipment, net	605,168	601,275

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	44,046	46,867
Prepaid expenses	551	755
Other deferred and noncurrent assets	8,560	9,420
Total other assets	378,001	381,886
Total Assets	$1,068,633	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,992	$3,500
Transportation, exchange and fuel gas	4,828	2,694
Income taxes	265	—
Other	4,660	4,837
Accrued taxes, other than income taxes	9,660	5,836
Accrued interest	6,087	6,954
Accrued payroll and employee benefits	9,613	10,608
Costs refundable to customers	4,475	—
Capitalized lease obligation due in one year	745	720
Other accrued liabilities	1,608	3,132
Total current liabilities	44,933	38,281

Long-Term Debt:
Capitalized lease obligation	4,980	5,725
Other long-term debt	475,915	475,440
Total long-term debt	480,895	481,165

Other Liabilities and Deferred Credits:
Deferred income taxes	72,678	67,887
Postretirement benefits other than pensions	15,788	14,302
Asset retirement obligations	2,739	2,611
Costs refundable to customers	284	438
Environmental remediation	1,282	1,555
Accrued pension	17,913	23,728
Other	231	123
Total other liabilities and deferred credits	110,915	110,644

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares issued and
outstanding at September 30, 2009 and December 31, 2008	—	—
Paid-in capital	423,869	423,869
Retained earnings	8,021	7,472
Total stockholder’s equity	431,890	431,341
Total Liabilities and Stockholder’s Equity	$1,068,633	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

	(In thousands)
Operating Revenues:
Transportation	$48,031	$40,960
Storage	7,358	5,489
Other revenue	137	266
Total operating revenues	55,526	46,715

Operating Costs and Expenses:
Operations and maintenance	11,689	12,929
Administrative and general	10,847	9,427
Depreciation and amortization	8,121	7,203
Taxes, other than income taxes	3,697	3,541
Total operating costs and expenses	34,354	33,100

Operating Income	21,172	13,615

Other (Income) Deductions:
Interest expense	8,122	8,084
Interest income	(75)	(271)
Miscellaneous other income, net	(134)	(189)
Total other deductions	7,913	7,624

Income Before Income Taxes	13,259	5,991

Provision for Income Taxes	5,240	2,413

Net Income/Total Comprehensive Income	$8,019	$3,578

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

	(In thousands)
Operating Revenues:
Transportation	$146,193	$127,796
Storage	19,099	12,798
Other revenue	333	794
Total operating revenues	165,625	141,388

Operating Costs and Expenses:
Operations and maintenance	35,987	36,684
Administrative and general	31,696	27,967
Depreciation and amortization	24,340	21,396
Taxes, other than income taxes	11,259	10,929
Total operating costs and expenses	103,282	96,976

Operating Income	62,343	44,412

Other (Income) Deductions:
Interest expense	24,446	23,041
Interest income	(224)	(728)
Miscellaneous other income, net	(136)	(639)
Total other deductions	24,086	21,674

Income Before Income Taxes	38,257	22,738

Provision for Income Taxes	15,144	8,950

Net Income/Total Comprehensive Income	$23,113	$13,788

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

	(In thousands)
OPERATING ACTIVITIES:
Net income	$23,113	$13,788
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	24,340	21,396
Deferred income taxes	9,176	8,727
Amortization of debt discount and expense	1,266	1,109
Receivables	81	3,684
Inventories	(529)	(747)
Other current assets	3,143	(338)
Payables and accrued liabilities	(185)	(271)
Other, including changes in noncurrent assets and liabilities	(932)	(1,362)
Net cash provided by operating activities	59,473	45,986

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(29,755)	(53,145)
Proceeds from sales and salvage values, net of costs of removal	1,091	(970)
Net cash used in investing activities	(28,664)	(54,115)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	46,065
Common dividends	(22,564)	(15,397)
Capital lease payments	(720)	(690)
Other financing	(41)	(1,183)
Net cash (used) provided in financing activities	(23,325)	28,795

Increase in cash and cash equivalents	7,484	20,666

Cash and cash equivalents at beginning of period	35,615	20,025

Cash and cash equivalents at end of period	$43,099	$40,691

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$24,040	$21,748
Income tax, net	6,846	230

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2009, Central had transportation customer contracts with approximately 170 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 557 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

On June 3, 2009, the Financial Accounting Standards Board, or FASB, approved the Accounting Standards Codification, or ASC, in an effort to reduce the complexity of accounting standards and to facilitate international convergence. The implementation of the Codification has not changed GAAP, but has reorganized the literature and naming mechanism of existing topics. The Company’s consolidated financial statements and related footnotes have remained unchanged.

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

Goodwill

The Company has recorded $324.8 million of Goodwill as a result of the 2005 acquisition of the Company by Holdings. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic of the FASB ASC. In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

 The Company performed its most recent annual impairment test of goodwill on December 31, 2008 which resulted in no recognition of an impairment loss.

Income Taxes

Deferred taxes are recorded under the liability method. Deferred taxes are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to the Accounting for Income Taxes.

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

Asset Retirement Obligations

In accordance with the Accounting for Conditional Asset Retirement Obligations, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2009 was $2.4 million and $2.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2008 was $2.5 million and $2.6 million, respectively. Pursuant to its rate settlement under FERC Docket No. RP08-350, Central is recovering approximately $0.3 million annually in its rates related to such costs.

Fair Value Measurements

The fair value of an asset or liability is based on market-based measures that reflect the credit risk of the Company. The Fair Value Measurements Topic of the FASB ASC does not require new fair value measurements. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments. The fair value of the Company’s debt is based on market price and was $395.4 million at September 30, 2009.

Subsequent Events

In May 2009, the FASB issued the Subsequent Events Topic of the ASC, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective June 15, 2009, the Company adopted the provisions of the Subsequent Events Topic of the FASB ASC with no financial impact on the Company’s financial position or operating results. Management has evaluated all events or transactions that occurred from September 30, 2009 through November 10, 2009, the date these consolidated financial statements were issued. During this period, there were no material recognizable or nonrecognizable subsequent events.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	September 30, 2009	December 31, 2008
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	5,725	6,445
Unamortized debt discount	(4,085)	(4,560)
Total debt	481,640	481,885
Less current capitalized lease obligation	745	720
Total long-term debt	$480,895	$481,165

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

Interest is payable semi-annually on March 1 and September 1 of each year.  The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above.

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

Other

As of September 30, 2009, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.0 million at September 30, 2009 and $2.3 million at December 31, 2008 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On March 5, 2009, the EPA proposed new emission standards that could apply to certain of Central’s existing reciprocating engines. These regulations are scheduled to be finalized by February 2010, and any compliance obligations would likely have to be completed by the second quarter of 2013.

On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that will impose requirements for some of Central’s existing operations; however, these requirements will not have a material impact on Central’s existing operations during 2010. There are also other various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition, which had been assigned Number 09-170. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on this motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have undermeasured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

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

6.  Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2009 was 39.6% compared to 39.4% for the same period ended September 30, 2008. The effective tax rate in excess of the federal statutory rate of 35.0% was primarily due to the impact of state income taxes.

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

In accordance with the Accounting for Uncertainty in Income Taxes, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Statements of Operations. The Company currently does not have a liability for tax penalties or interest related to uncertain tax positions. Comparable amounts for 2008 were not material.

As of September 30, 2009, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning November 16, 2002 and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in progress or scheduled in the future.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

8. Employee Benefit Plans

The Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by the Accounting for the Effects of Certain Types of Regulations, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, no portion of the pension liability is classified as a current liability because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2010. In addition, no plan assets are expected to be returned to the Company during the 12 months ending September 30, 2010.

The terms of the RP08-350 rate settlement allow Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. In comparison, Central’s previous rate settlement had allowed recoveries of $7.5 million annually. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries, which consisted of $6.2 million recovered pursuant to the previous rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Retirement Plan

Pension expense for the Company’s pension plans was $2.4 million and $1.9 million for the three-month periods ended September 30, 2009 and 2008, respectively and $7.1 million and $5.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Components of net periodic pension expense:
Service cost	$254	$302
Interest cost	369	453
Expected return on plan assets	(267)	(271)
Recognized actuarial loss	14	—
Regulatory recovery of costs	960	1,391
Net periodic pension expense	$1,330	$1,875

Union Retirement Plan
	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Components of net periodic pension expense:
Service cost	$756	$929
Interest cost	1,089	1,352
Expected return on plan assets	(802)	(818)
Recognized actuarial loss	36	—
Employee transfers	(328)	(232)
Settlement recognition……………………………	409	225
Regulatory recovery of costs	2,830	4,169
Net periodic pension expense	$3,990	$5,625

Non-Union Retirement Plan
	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Components of net periodic pension expense:
Service cost	$573	$629
Interest cost	233	229
Expected return on plan assets	(202)	(202)
Regulatory recovery (accrual) of costs	441	(656)
Net periodic pension expense	$1,045	$—

Non-Union Retirement Plan
	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Components of net periodic pension expense:
Service cost	$1,719	$1,887
Interest cost	699	685
Expected return on plan assets	(605)	(605)
Employee transfers……………………………….	328	232
Regulatory recovery (accrual) of costs	994	(2,199)
Net periodic pension expense	$3,135	$—

The Company made contributions to the pension plans totaling $9.1 million and $8.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and anticipates funding an additional $0.9 million during 2009. Contributions were increased in 2009 in order to achieve certain thresholds in the Plan’s asset balances as established by the Pension Protection Act of 2006.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Components of net periodic benefit expense:
Service cost	$121	$87
Interest cost	534	538
Expected return on plan assets	(469)	(717)
Recognized actuarial (gain) loss	310	(14)
Regulatory (accrual) recovery of costs	(496)	106
Net periodic benefit expense	$—	$—

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Components of net periodic benefit expense:
Service cost	$363	$261
Interest cost	1,602	1,614
Expected return on plan assets	(1,408)	(2,150)
Recognized actuarial (gain) loss	929	(43)
Regulatory (accrual) recovery of costs	(1,486)	318
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the nine-month periods ended September 30, 2009 or 2008.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During each of the three-month periods ended September 30, 2009 and 2008, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. During each of the first nine months of 2009 and 2008, Central paid approximately $0.8 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $1.3 million and $1.5 million in expenses for the nine-month periods ended September 30, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010, but may be renewed annually thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 17, 2009 for the year ended December 31, 2008. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward Looking Statements” and elsewhere in this report.

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 17, 2009 for the year ended December 31, 2008, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging generally from one to 19 years. Total average remaining contract life on a volume-weighted basis at September 30, 2009 was approximately five years.

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

In January 2009, we initiated a binding open season for a “Storage Expansion” project to increase Central’s existing storage capacity by a minimum of 5,000,000 Dekatherms, or Dths, and increase delivery up to 50,000 Dths/day. The expansion was restricted to our market area. The open season began on January 12, 2009 and concluded on February 20, 2009. The binding bids were reviewed and, based upon economic analysis, we determined that it was not economical to pursue this project as defined in that binding open season and the bids were rejected.

In May 2009, we initiated a binding open season for a modified “Storage Expansion” project to increase Central’s existing storage capacity by a minimum of 4,000,000 Dths and increase delivery up to 40,000 Dths/day. Central received bids conforming to the terms of the binding open season for 1.3 billion cubic feet, or Bcf, of capacity and non-conforming bids for 4.6 Bcf of capacity in the modified “Storage Expansion” binding open season. Central accepted the conforming bids for 1.3 Bcf of capacity in the May 2009 binding open season subject to the results of a new binding open season for the balance of 2.7 Bcf. In July 2009, we initiated the “New Open Season” for the 2.7 Bcf balance that allowed potential shippers to bid for services in either the production or market areas. We received conforming bids for the remaining 2.7 Bcf during the “New Open Season” which concluded on July 14, 2009.  Precedent agreements have been finalized with the successful bidders. On October 9, 2009, we filed for authorization to build the facilities necessary for this storage expansion at its Elk City Gas Storage Field near Independence, Kansas, with the FERC.  This project is expected to cost approximately $23.2 million and will provide approximately $4.7 million in annual revenues.

In April 2009, we initiated a binding open season for the “Ozark Advance” project to add incremental capacity to the southwestern portions of Missouri, which concluded on May 8, 2009 with Central receiving bids for 9,000 Dths/day starting in 2010 and 2011. Precedent agreements have been finalized. We will seek regulatory approval from the FERC for the project in 2010 with services projected to begin November 1, 2010 and August 1, 2011. The project is expected to cost approximately $2.0 million.

In addition, we initiated a binding open season for the “Sedalia Pipeline Expansion” project to add incremental capacity to the Sedalia Line in Cass, Johnson and Pettis Counties of Missouri. This project was developed based upon customer feedback and their growth expectations. This binding open season began on July 22, 2009 and concluded on August 4, 2009. Central received bids for 37,400 Dths/day starting on November 1, 2009 and future loads of 8,500 Dths/day by November 1, 2014. We will be able to meet incremental demand of 37,400 Dths/day from firm transportation shippers in this growing area of our pipeline system. Precedent agreements have been finalized and the expanded transportation service is scheduled to begin November 1, 2009. This project is expected to cost a total of $0.5 million with contract terms ranging from two to ten years.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2008 Annual Report on Form 10-K filed with the SEC on March 17, 2009.

On June 3, 2009, the Financial Accounting Standards Board, or FASB, approved the Accounting Standards Codification, or ASC, in an effort to reduce the complexity of accounting standards and to facilitate international convergence. The implementation of the ASC has not changed GAAP, but has reorganized the literature and naming mechanism of existing topics. The Company’s consolidated financial statements and related footnotes have remained unchanged.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended September 30, 2009 and 2008

Operating revenues were $55.5 million and $46.7 million for the three-month periods ended September 30, 2009 and 2008, respectively, an $8.8 million, or 18.9%, increase.  The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage capacity.  The higher storage revenues in the third quarter of 2009 are a result of increased inventories in storage due to decreased demand for natural gas, resulting from milder climate conditions in 2009 as compared to 2008.

Operations and maintenance expenses were $11.7 million and $12.9 million for the three-month periods ended September 30, 2009 and 2008, respectively, a $1.2 million, or 9.6%, decrease.  Lower 2009 expenses relating to vehicle usage, right-of-way clearing, employee relocations, supplies, operator training and material and parts were generally offset by higher expenses in 2009 for environmental remediation and pipeline integrity management program costs.

Administrative and general expenses were $10.8 million and $9.4 million for the three-month periods ended September 30, 2009 and 2008, respectively, a $1.4 million, or 15.1%, increase.  The increase is primarily due to higher expenses in 2009 for employee incentives, retirement plan contributions and group medical insurance, offset partially by lower expenses related to third party damages and professional services.

Depreciation expense was $8.1 million and $7.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, a $0.9 million, or 12.7%, increase.  The increase is primarily due to higher depreciation recovery allowed in the RP08-350 rate settlement and the number of capital projects that have been placed in service since the third quarter of 2008.

Interest income decreased by $0.2 million, or 72.3%, to $0.1 million for the three-month periods ended September 30, 2009 as compared to the three-month period ended September 30, 2008.  The decrease is primarily due to lower interest rates in 2009 as compared to the same period in 2008.

The provision for income taxes was $5.2 million and $2.4 million for the three-month periods ended September 30, 2009 and 2008, respectively, a $2.8 million, or 116.7%, increase.  The increase is commensurate with our higher pre-tax income.  Our effective tax rate for the third quarter of 2009 was 39.5% as compared to 40.4% for the same period in 2008.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Operating revenues were $165.6 million and $141.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $24.2 million, or 17.1%, increase.  The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage capacity.  The higher storage revenues in 2009 are a result of increased inventories in storage due to decreased demand for natural gas, resulting from milder climate conditions in 2009 as compared to 2008.

Operations and maintenance expenses were $36.0 million and $36.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $0.7 million, or 1.9%, decrease.    Lower 2009 expenses relating to vehicle usage, employee relocations, right-of-way clearing, material and parts, inspectors, supplies and contractual services were generally offset by higher expenses in 2009 for pipeline integrity management program costs and labor.

Administrative and general expenses were $31.7 million and $28.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $3.7 million, or 13.3%, increase.  The increase is primarily due to higher expenses in 2009 for retirement plan contributions, group medical insurance, employee incentives, and property and liability insurance.  The increase is partially offset by lower expenses related to third party damages and professional services.

Depreciation expense was $24.3 million and $21.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $2.9 million, or 13.8%, increase.  The increase is primarily due to higher depreciation recovery allowed under the RP08-350 rate settlement and also due to the number of capital projects that have been placed in service since the third quarter 2008.

Interest expense was $24.4 million and $23.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $1.4 million, or 6.1%, increase.  The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008.  See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of interest expense.  The increase is also due in part to lower allowance for borrowed funds used during construction, or AFUDC, debt in 2009 resulting from the timing of construction in-service dates and the timing of the capital expenditures, as there were more construction projects placed into service in 2008.

Interest income was $0.2 million and $0.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $0.5 million, or 69.2%, decrease.  The decrease is primarily due to lower interest rates in 2009 as compared to the same period in 2008.

Miscellaneous other income, net was $0.1 million and $0.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively, a $0.5 million, or 78.7%, decrease. The decrease is primarily due to lower AFUDC equity in 2009 resulting from the timing of construction in-service dates and the timing of the capital expenditures, as there were more construction projects placed into service in 2008.

The provision for income taxes was $15.1 million for the nine-month periods ended September 30, 2009, a $6.2 million, or 69.2%, increase from the comparable period in 2008.  The increase is commensurate with higher pre-tax income.  Our effective tax rate for the third quarter of 2009 was 39.6% as compared to 39.4% for the same period in 2008.

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

As of November 2, 2009, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $59.5 million and $46.0 million, respectively. Cash from operating activities was higher in 2009 primarily due to higher 2009 operating income and 2008 payments for the replacement of natural gas losses. The increase was partially offset by higher estimated tax payments in 2009, a 2008 cash receipt for a reimbursable project billed in 2007 and higher employee incentive and pension payments in 2009 than in 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $28.7 million and $54.1 million, respectively. Cash used in investing activities was lower in 2009 primarily due to lower maintenance capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2009 was $23.3 million as compared to net cash provided by financing activities of $28.8 million for the same period in 2008. The decrease is primarily due to the net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008 and higher 2009 dividend payments.

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

Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above.

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

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment.  We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.3 million and $1.5 million in expenses for the nine-month periods ended September 30, 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

As of September 30, 2009, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $39.6 million in 2009 including approximately $2.1 million for a storage expansion project and approximately $11.5 million for projects under our pipeline integrity management program. We expect to fund 2009 capital expenditures from cash generated through operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at September 30, 2009, had a carrying value of $475.9 million and a fair value of $395.4 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.7 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of September 30, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

 In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. Thus far, the Department of Justice has declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a “Motion for an Extension of Time to File a Petition for Rehearing” of the Appellate Court’s decision. Such motion was granted by the Court giving Grynberg until April 14, 2009 to file his petition, which he did file on that date. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing.  On August 4, 2009, Grynberg filed a petition for certiorari review with the United States Supreme Court.  On October 5, 2009, the Supreme Court denied Grynberg’s petition, which had been assigned Number 09-170. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have undermeasured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on that motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have undermeasured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiff’s motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

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

SOUTHERN STAR CENTRAL CORP.
November 10, 2009	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 10, 2009	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 10, 2009
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 10, 2009
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the “Company”), a Delaware corporation, for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 10, 2009
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 10, 2009
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or staff upon request.