Form 10-K
period 2009-12-31
SOUTHERN STAR CENTRAL CORP
filed 2010-03-15
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer

☐

Non-accelerated filer  ☒

Smaller reporting company

☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of the registrant – Not applicable as registrant’s stock is not publicly traded.

As of March 15, 2010, there were 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

1

TABLE OF CONTENTS

2009 FORM 10-K

SOUTHERN STAR CENTRAL CORP.

1

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A. “Risk Factors” below may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

In 2005, GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings, acquired all of our outstanding capital stock.  Their ownership interests in Southern Star remained unchanged as of December 31, 2009. On February 10, 2010, CDP entered into an agreement to sell its 40 percent ownership interest in Holdings to Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP. The sale became effective on March 9, 2010.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system, including facilities for natural gas transmission and natural gas storage, with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, its main market areas. As of December 31, 2009, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.

The pipeline system has a mainline that extends from gas-producing regions in Kansas, Oklahoma, Wyoming and Texas to Central’s major markets in Kansas and Missouri. Many portions of the pipeline have bi-directional flow capability. This flexibility allows Central to respond to fluctuations in regional supply and demand and to optimize the utilization of Central’s pipeline infrastructure. The pipeline system has direct access to major supply basins in Kansas, Oklahoma, Texas and Wyoming and has 23 receipt and/or delivery points with major interstate and intrastate pipelines, giving customers access to other supply basins and markets.

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate natural gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2009, 92% of Central’s operating revenues were obtained through monthly firm reservation charges (“rent” charges under firm contracts) and 8% were obtained through commodity charges (“usage” charges based on volumes actually transported under firm and interruptible contracts).

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2009, Central had customer transportation contracts with approximately 182 shippers. Shippers include regulated natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Central transports natural gas to approximately 567 delivery points, including natural gas distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 19 years. At December 31, 2009, the average remaining contract life on a volume-weighted basis was approximately five years.

For the year ended December 31, 2009, approximately 85% of our total operating revenues were generated from long-term contracts with our top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy, or MGE, a division of Southern Union Company (approximately 30%), and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. (approximately 26%), accounted for approximately 56% of operating revenues for the year ended December 31, 2009. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. No other customer accounted for more than 10% of our revenues in 2009.

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

Pipeline Operations

Central’s pipeline system receives natural gas supplies directly from the major production areas located in the Rocky Mountain, Anadarko, and Hugoton basins. The Hugoton region is a mature basin with declining production; however, we believe new supplies from other regions including the Rocky Mountain and Western Oklahoma areas will more than offset the projected declines. We believe that the Rocky Mountain region has substantial potential for future drilling and production. Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, generally operates at full capacity. We believe that the strategic location of our pipeline system will continue to provide access to abundant natural gas supplies in the future.

The system has 23 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins. Of the 23 interconnects, eight are delivery points; nine are receipt points; and six are bi-directional (both receipt and delivery) points. The large number and geographic diversity of interconnects provides Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect. These interconnects allow the interaction of Central’s system with a substantial portion of the Midwestern natural gas market, as well as access to major domestic pricing hubs.

Central currently has 40 compressor stations with approximately 206,000 certificated horsepower. Thirty of Central’s compressor stations are controlled remotely by its Supervisory Control and Data Acquisition, or SCADA, and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

	Trillion British thermal units, or TBtu, per day
Transportation Volumes:
	2009	2008	2007
Market area	0.6	0.6	0.6
Production area	0.3	0.3	0.3
Production market interface	0.4	0.5	0.4

This compares to Central’s average daily firm reserved capacity indicated below:

	TBtu per day
Reserved Capacity:
	2009	2008	2007
Market area	2.0	1.9	1.9
Production area	0.4	0.4	0.4
Production market interface	0.9	0.9	0.8

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

Services

Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service requires Central to reserve a specified amount of capacity for customers and allows these customers to withdraw their gas from storage with little or no notice. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 63% of our 2009 operating revenues, and as of December 31, 2009, accounted for approximately 71% of Central’s firm market area capacity, 46% of its firm production area capacity and 88% of its firm storage deliverability.

Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point principally under contracts with local natural gas distribution companies, power generators, industrials, marketers and producers. This service accounted for approximately 30% of our 2009 operating revenues, and as of December 31, 2009, comprised approximately 29% of Central’s firm market area capacity and 54% of its firm production area capacity.

Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Customers are charged based on storage capacity held. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system natural gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 88% of the firm storage deliverability). The stand alone firm storage service (approximately 12% of firm storage deliverability) and interruptible storage service accounted for approximately 2% of our operating revenues for the year ended December 31, 2009.

Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to store delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. Charges are based on the volume of gas parked or loaned. This service accounted for approximately 5% of our operating revenues for the year ended December 31, 2009.

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

 Market Expansions and Initiatives

We actively pursue new markets for our services and opportunities to enhance our deliverability to existing customers. In many cases, the customer reimburses us for the cost of the facilities required to serve these markets. We generally undertake expansion projects only when we have firm transportation and/or storage commitments from customers that we believe will provide revenues sufficient for us to earn Central’s regulated allowed return on investment. These customer commitments may take the form of actual reimbursement to us for the cost of the project or long-term firm capacity contracts for increased transportation or storage.

The following is a summary of recent market expansion projects completed or in progress, as well as market initiatives Central has recently pursued or is currently pursuing:

Northern Natural Gas Project – In March 2009, we initiated a binding open season for an expansion project to deliver up to 64,750 Dekatherms per day, or Dths/day to a proposed delivery facility with Northern Natural Gas located in Kiowa County, Kansas.  Northern Natural Gas held an open season concurrently with Central to allow customers access to firm capacity on both pipeline systems.  The open season period was from March 9, 2009 until March 27, 2009.   After much discussion with potential bidders, no bids were received in the open season due to changing gas price dynamics on the two pipelines.  The project has ongoing interest and we intend to re-evaluate it in the future.

Ozark Advance Expansion Project – In April 2009, we initiated a binding open season for the Ozark Advance Expansion Project.  The expansion involved expanding the capacity of part of Central’s system in Southeast Kansas and Southwest Missouri.  The target deliveries would be east of Joplin, Missouri to a terminus near Springfield, Missouri. The open season period was from April 13, 2009 until May 8, 2009.  Two binding bids were received for incremental contract demand of 9,000 Dths/day.  In conjunction with the open season, an existing customer agreed to realign its contracts which provided transportation capacity while reducing the incremental facilities required for the transportation service to the expansion customers.  This project will add incremental firm transportation capacity to our system to serve the growing region of Southwestern Missouri, including new natural gas service to Branson, Buffalo and Bolivar.  Central is planning to install 0.7 miles of 20-inch loop and will also install a new delivery meter station.  Customers will enter into Firm Market Area Transportation Service agreements with us at contract demand levels of 5,000 Dths/day to be effective November 1, 2010, and 4,000 Dths/day to be effective August 1, 2011.  The estimated cost of the expansion facilities is approximately $2.0 million.

Sedalia Pipeline Expansion Project – In July 2009, we initiated a binding open season for the Sedalia Pipeline Expansion Project.  The expansion involved expanding the capacity on Central’s Sedalia system to serve the Central Western Missouri region.  The target deliveries would be along the Sedalia Line in Missouri. The open season period was from July 22, 2009 until August 4, 2009.   Two binding bids were received for incremental contract demand of 37,400 Dths/day.  This project added incremental firm transportation capacity on our system to serve this growing region of Missouri, including new natural gas service to Green Ridge, Cole Camp, Lincoln, Warsaw, and the surrounding areas in west central Missouri.  Central installed a new delivery meter station to facilitate this service at a cost of $0.4 million.  Customers entered into Firm Market Area Transportation Service agreements with us at contract demand levels of 37,400 Dths/day, which became effective November 1, 2009.

Storage Expansion Project – In 2009, we initiated two binding open seasons for the “Storage Expansion” Project.  The first open season began on January 12, 2009 and concluded on February 20, 2009.  The first open season proposed to increase Central’s existing storage capacity by a minimum of 5,000,000 Dths and increase delivery up to 50,000 Dths/day to the Mid-Continent region. After much discussion with potential bidders, we received six bids for a total of 6,936,203 Dths of capacity, but only one conforming and acceptable bid was received for 300,000 Dths.  The binding bids were reviewed and, based upon economic analysis, we determined that it was not economical to pursue the project as defined in the first binding open season and the bids were rejected.

Based on the results of the first open season and shipper feedback, we conducted a second binding open season for a modified Storage Expansion Project via two notices and bidding periods, May 12, 2009 to June 2, 2009 and June 29, 2009 to July 14, 2009.  This second open season was for a slightly smaller storage expansion project that would provide a minimum of 4,000,000 Dths of additional storage capacity and increase delivery by up to 40,000 Dths/day.  We received three conforming bids and awarded the 4,000,000 Dths of capacity to those bidders. Customers will enter into Firm Storage Service agreements with us at contract demand levels of 4,000,000 Dths/day to be effective April 1, 2011.  The estimated cost of the expansion facilities is approximately $23.2 million and it is expected to provide approximately $4.7 million in annual revenues.

Central plans to construct a compressor station adjacent to its existing Elk City Storage Field dehydration plant near Independence, Kansas.  We filed the FERC 7(c) application (Docket No. CP10-2) on October 9, 2009, acquired the compressor station site, initiated the process of obtaining environmental permits, ordered a turbine compressor, and secured air permits for the compressor. The Environmental Assessment was initiated by the FERC on November 16, 2009.  Bids for construction are anticipated to be issued in May 2010, with construction beginning in mid-July, pending FERC approval.

Gas Supply Projects and Initiatives

Central actively pursues new gas supply connections to our system to provide customers additional supply options and flexibility to meet their demands.  Our focus is targeted to direct connected supply opportunities, which provides the lowest cost alternative to our customers.  In many cases, the operator of the gas supply point reimburses us for the cost of the facilities required to receive gas into our system. The following is a summary of the recent gas supply points Central has added to its system and supply initiatives Central is currently pursuing:

Noble Energy – Central has installed a new receipt point in the Cheyenne County, Kansas area capable of receiving up to 60,000 Dths/day. The project facilities were placed in service during the first quarter of 2009, and the costs of the interconnect point are reimbursable to Central.

Frontier Field Services – Central has installed a new receipt point in the Hemphill County, Texas area capable of receiving up to 20,000 Dths/day. The project facilities were placed in service during the first quarter of 2009, and the costs of the interconnect point are reimbursable to Central.

Mustang Gas Products – Central has installed a new receipt point in the Garfield County, Oklahoma area capable of receiving up to 10,000 Dths/day. The project facilities were placed in service during the fourth quarter of 2009, and the costs of the interconnect point are reimbursable to Central.

IACX Energy – Central has installed a new receipt point in the Kay County, Oklahoma area capable of receiving up to 1,000 Dths/day. The project facilities were placed in service during the fourth quarter of 2009, and the costs of the interconnect point are reimbursable to Central.

Petro-Canada (Noble Energy) – Central is installing a new receipt point in the Weld County, Colorado area capable of receiving up to 12,000 Dths/day. The project facilities will be placed in service during the second quarter of 2010, and the costs of the interconnect point are reimbursable to Central.

Various Other Projects and Initiatives – In addition, we are in the preliminary stages of evaluating four new supply/receipt projects that would add approximately 60,000 Dths/day of incremental gas supply volumes into the pipeline system.

Competition

Central competes primarily with other interstate and intrastate pipelines for the transportation of natural gas. The principal elements of competition among pipelines are transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, fuel costs, and the quality and reliability of transportation services. Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas. One of these interstate pipelines is an affiliate of one of Central’s largest customers, MGE. Central’s primary competitors in these markets are Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline, and Panhandle Eastern Pipeline Company.

Natural gas also competes with other forms of energy available to our customers, including electricity, coal, hydroelectric power, nuclear power and fuel oil. The principal elements of competition among alternative forms of energy are based on the existing infrastructure, rates, terms of services, and access to gas supply and reliability. Depending on the costs of alternative energy, the impact of competition on us could decrease demand for natural gas in the markets served by our pipeline.

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

The FERC was given additional regulatory authority under the Public Utility Holding Company Act of 2005, or PUHCA 2005. Among other things, PUHCA 2005 gives the FERC access to the books and records of any holding company or affiliate of an electric or gas utility relevant to the rates of that electric or gas utility or any affiliated natural gas pipeline company subject to the FERC’s jurisdiction (such as Central). The FERC was also given authority to regulate accounting matters and to allocate costs within holding company systems, including where a service company is involved, and state utility regulatory authorities were given similar books and records access rights. One of the Company's indirect owners, the General Electric Company, is a holding company which has filed with the FERC a notification of exemption from PUHCA 2005 under the FERC's PUHCA 2005 regulations, and is exempt from PUHCA regulation except for disclosure and books and records requirements, and regulations regarding exemption. Neither the Company, nor Central, is a "public-utility company" or "holding company" under PUHCA 2005. Each of the Company's ultimate parents, GE and MSIP, is a holding company under PUHCA, but currently holds an exemption from PUHCA's accounting, cost allocation, and related regulations.

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

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On November 17, 2008, the parties reached a settlement to resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates on an interim basis beginning November 1, 2008. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the Administrative Law Judge certified the settlement to the FERC and on June 1, 2009, the FERC issued an Order approving the settlement without modification. The settlement rates were designed to increase Central’s annual revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a new rate case to become effective no later than December 1, 2013.

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

On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions,” or the Audit Order, in Docket No. PA08-1-000, as a result of a Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting and transportation regulations, North American Energy Standards Board standards and provisions of Central’s FERC gas tariff.

The Audit Order found instances where Central did not comply with certain filing and electronic posting requirements of the FERC. The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that a predecessor owner of Central was “responsible for most of the serious violations.” The FERC specified corrective actions to be taken by Central and issued the Audit Order publicly “to provide guidance to other companies similarly situated.” The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, which was filed on that date with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. Central has made all of the required filings and continues to file quarterly reports on the status of its compliance plan. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

Recent FERC Regulatory Orders. On October 16, 2008, the FERC issued Order No. 717, or the Order, the final rule on “Standards of Conduct for Transmission Providers.” Because the new regulations adopted in the Order limit applicability to those interstate transmission providers who have “marketing affiliates shipping gas on their system,” Central is currently not subject to the rule, as no “marketing affiliate,” as defined in the Order, currently ships gas on Central’s system. However, Central will have to continue to monitor this situation in case there is a change in business circumstances that would cause Central to be subject to the Order’s requirements.

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

Field	Docket #	Provisional Operating Permit Extension Date	Fully Authorized Operating Permit Receipt
Elk City	S-013	N/A	2/29/2008
Colony	S-014	12/31/2010	—
Piqua	S-016	6/30/2011	—
North Welda	S-019	12/31/2010	—
Alden	S-018	12/31/2010	—
McLouth	S-015	5/31/2011	—
South Welda	S-020	4/30/2012	—

Central submitted applications for Fully Authorized Permits for all of the seven Kansas storage facilities in 2006 and 2007. On February 29, 2008, Central received a Fully Authorized Permit for the Elk City Storage Field. Central continues to receive extensions to the Provisional Operating Permits for the other six storage facilities, pending issuance of Fully Authorized Permits by the KCC and expects an extension to be granted to the Provisional Operating Permit for these storage fields beyond their current expiration dates as necessary.

Central identified storage reservoir parameters at six of its Kansas storage fields that required updates to its existing FERC certificates. The FERC approved the Colony Gas Storage Field application on May 19, 2006, the Piqua Gas Storage Field application on March 26, 2007, the North Welda Storage Field application on July 16, 2008 and the South Welda Storage Field application on May 9, 2008 and amended on August 5, 2008. The information and data for the remaining FERC filings is being compiled. Central anticipates filing the two remaining FERC certificate applications in 2010.

In addition, Central identified storage reservoir parameters at its Oklahoma storage field that require its existing FERC certificate to be updated.  Central also anticipates filing this FERC certificate application in 2010.

The Kansas Underground Porosity Gas Storage Regulations have increased operational costs of Central’s storage fields.  We anticipate these costs will continue, however, based on current information, we do not expect the costs to have a material adverse effect on our results of operations or financial position. Central’s capital expenditure program and maintenance budget includes estimated expenditures required to comply with these regulations. Historically, with respect to those capital expenditures required to meet applicable safety standards and regulations, the FERC has granted the requisite rate relief so that, for the most part, such expenditures and a return thereon have been allowed to be recovered, to the extent that Central requests such recovery, in a rate case before the FERC. We have no reason to believe the FERC will change that position. We believe that compliance with applicable safety requirements is not likely to have a material adverse effect on our results of operations or financial position.

Environmental Matters

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency, or EPA, has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include the National Emission Standards for Hazardous Pollutants, or NESHAPs, for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On March 5, 2009, the EPA proposed new emission standards that could apply to certain of Central’s existing reciprocating engines. These regulations are scheduled to be finalized during 2010, and any compliance obligations would likely have to be completed during 2013.

Central has identified polychlorinated biphenyl contamination, or PCB, in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued a liability of approximately $2.2 million at December 31, 2009 and $2.3 million at December 31, 2008 representing the current estimate of future environmental cleanup costs, most of which are expected to be incurred over the next two to three years.  Central currently plans to spend an estimated $0.7 million annually to remediate the PCB and/or mercury contamination. Central recovers approximately the same amount in its current rates each year.

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

Employees

As of December 31, 2009, we had 480 employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union, covering 170 field employees. This agreement was renegotiated during 2008 for a four-year term to expire July 15, 2012. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years. We believe that the relationship between Central and the Union is positive. Central provides competitive benefits including medical, 401(k) and pension benefits for all employees.

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

Our rates and operations are subject to regulation by Federal regulators as well as the actions of the Federal and state legislatures and, in some respects, state and local regulators. Additionally, because of the volatility of natural gas prices in North America in recent years, the bankruptcy filings by certain energy companies and investigations by governmental authorities into energy trading activities, many energy and utility businesses have generally been under increased scrutiny by the public, state and Federal regulators, the capital markets, government anti-trust agencies and the rating agencies. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 25 years, and any further additional changes in regulations or new interpretation of existing regulations may result in increased costs or impede our ability to access capital markets.

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

The EPA has promulgated the National Ambient Air Quality Standards, or NAAQS, for several air pollutants. The EPA designates areas of the United States as being in “attainment” or “nonattainment” of these standards based on ambient monitoring data collected at sites around the country. Sources of air pollution operating in nonattainment areas may be required to reduce levels of air emissions to help an area attain compliance with a NAAQS. All of Central’s compressor stations are located in areas currently designated as being in attainment of the NAAQS. Therefore, we do not project any mandatory emission reductions at this time in order to help areas comply with a NAAQS. However, the EPA revisits attainment designations periodically based on actual ambient monitoring data and the EPA also has a statutory requirement to periodically review the NAAQS. As such, it is not possible to predict with certainty whether any areas where our compressor stations are located could become nonattainment areas in the future.

As of December 31, 2009, we were aware of PCB and/or mercury contamination that requires remediation at three of our compressor sites and approximately 300 of our meter sites. We have an active program to identify and clean up contamination at our facilities and have either entered, or plan to enter, into consent orders with the EPA for voluntary cleanup of about 30 compressor sites. In general, the known contamination is limited to soils within the property boundaries of the sites. We have an accrued liability of $2.2 million as of December 31, 2009, representing the estimate of future cleanup costs, most of which is expected to be incurred over the next two to three years. However, should unanticipated future costs exceed our estimates, such costs could have a material adverse effect on our financial position, since such costs may not be recoverable through our rates.

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

Climate change regulation at the federal, state, provincial, or regional levels could result in increased operating and capital costs for us.

Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases.  On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that will impose requirements for some of Central’s existing operations.  While we do not expect that these requirements will have a material impact on Central’s existing operations during 2010, there are also other various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations.  Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions or greenhouse gases, in areas in which we conduct business could result in changes to the consumption and demand for natural gas and carbon dioxide produced from our source fields and could have adverse effects on our business, financial position, results of operations and prospects.

We do not control the rates that we are allowed to charge for our services and those rates may be decreased at any time, thereby decreasing our revenues and operating results.

Our rates and the terms and conditions of our transportation and storage services are subject to regulation and approval by the FERC. The FERC regulatory process affords customers and state regulatory commissions the opportunity to take an active role in advising the FERC as to our rates and terms and conditions. We periodically file general rate cases with the FERC. In 2008, we filed a general rate case and filed an unopposed settlement of the rate case with the FERC. The settlement established, among other things, an allowed rate of return on common equity, an overall rate of return, depreciation rates and a total cost of service. We are required by the terms of that settlement to file a new general rate case in 2013. Whenever we file a general rate case, unfavorable rulings by the FERC could adversely impact our results of operations.

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

For the year ended December 31, 2009, approximately 97% of our firm contracted market area capacity, 95% of our firm contracted production area capacity and 99% of our firm contracted storage capacity were under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.

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

The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk-prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation. Currently, we estimate that the cost to perform required assessments and remedial activities during 2010 will be approximately $11.8 million and will be charged to capital or expense as appropriate.

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

We compete with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. Our major competitors include Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern Pipeline Company. We compete with these pipelines in Wichita and Kansas City, Kansas and Kansas City, Missouri. We have the majority of market share in these areas.  One of the interstate pipelines with which we compete is an affiliate of one of our largest customers, MGE.

Natural gas also competes with other forms of energy available to our customers, including electricity, coal, hydroelectric power, nuclear power and fuel oil. The principal elements of competition among alternative forms of energy are based on the existing infrastructure, rates, terms of services, and access to gas supply and reliability. Depending on the costs of alternative energy, the impact of competition on us could decrease demand for natural gas in the markets served by our pipeline.

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

Operating revenues related to transportation and storage contracts with our ten largest customers accounted for approximately 85% of operating revenue during the year ended December 31, 2009. Approximately 56% of our operating revenues during the year ended December 31, 2009 were generated from transportation and storage services to our two largest customers, KGS and MGE. We have multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest contracts by volume for each of these two customers extend into 2013. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in our revenues and could have a material adverse effect on our business, financial position and results of operations.

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

Any downgrades in our credit ratings may increase our future borrowing costs and limit our access to capital. This could significantly limit our ability to fund our operations or pursue opportunities to expand our pipeline system.  However, we have not incurred any credit downgrades in the past.

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

Central also has leases covering office space located in Lenexa, Kansas; Hesston, Kansas; Bartlesville, Oklahoma; and Woodward, Oklahoma. These leases are not for substantial space and have an aggregate annual rent of less than $0.3 million.

We believe that our properties are adequate and suitable to conduct our ongoing business.

Item 3. Legal Proceedings

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. The parties continue to await the Trial Court’s ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. It is unknown when the Court will rule on the pending motion, or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  It is unknown when the Court will rule on the pending motion, or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

Item 4.  - Reserved

PART II.

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of the Company. As of December 31, 2009, all of our common stock was held by one holder of record.

We have outstanding $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, and $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Under the indentures for our 6.75% Registered Notes and 6.75% Unregistered Notes, the declaration and payments of dividends or distributions to equity holders is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture. Dividends declared during the years 2009 and 2008 were approximately $30.6 million and $22.0 million, respectively. We expect to continue to pay dividends as permitted under the indenture on a quarterly basis.

Item 6. Selected Financial Data

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries

Selected Financial Data

(In thousands)

	Post-acquisition					Pre-acquisition *
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005

Statement of Operations Data:
Operating Revenues	$220,801	$196,788	$188,081	$187,246	$70,769	$111,168
Operating Costs and Expenses:
Operations and maintenance	50,135	49,064	45,085	41,030	14,702	23,568
Administrative and general	42,954	39,005	35,562	34,939	13,809	25,688
Depreciation and amortization	32,238	29,293	27,470	26,881	10,884	17,299
Taxes, other than income taxes	15,293	14,654	14,573	13,349	4,745	7,573
Total Operating Costs and
Expenses	140,620	132,016	122,690	116,199	44,140	74,128
Operating Income	80,181	64,772	65,391	71,047	26,629	37,040
Interest Expense (Income):
Interest expense	32,556	31,210	28,842	29,964	11,337	25,169
Interest income	(308)	(877)	(1,441)	(2,401)	(737)	(719)
Miscellaneous other (income)
expense, net	(49)	(658)	(516)	(445)	(121)	113
Income Before Income Taxes	47,982	35,097	38,506	43,929	16,150	12,477
Provision for Income Taxes	19,010	13,838	15,299	17,558	6,399	7,074
Net Income	$28,972	$21,259	$23,207	$26,371	$9,751	$5,403

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$38,789	$35,615	$20,025	$37,989	$62,287	$44,525
Property, Plant & Equipment, net	607,794	601,275	563,799	544,270	527,707	524,029
All Other Assets	438,671	424,541	473,521	442,065	426,309	154,588
Total Assets	$1,085,254	$1,061,431	$1,057,345	$1,024,324	$1,016,303	$723,142

Capitalization:
Current maturities of long-term
debt	$745	$720	$690	$765	$225,647	$50,735
Total long-term debt, net of
current portion	481,054	481,165	435,312	438,946	202,344	362,777
Mandatorily redeemable preferred stock	—	—	—	—	—	52,760
Common stockholder’s equity	429,730	431,341	432,082	434,695	464,514	122,923
Total Capitalization	$911,529	$913,226	$868,084	$874,406	$892,505	$589,195

(*)

Periods prior to August 12, 2005 reflect the financial condition and results of operations of the Company prior to its 2005 acquisition by Holdings, which are not comparable to the post-acquisition periods presented for the Company.

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

 The Business

Southern Star is the parent company of Central, our only operating subsidiary and the sole source of our operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwest. Central’s primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 19 years. Total average remaining contract life on a volume-weighted basis at December 31, 2009 was approximately five years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case became final in 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

Changes in environmental laws and regulations may also increase our operating costs and/or capital expenditures as required for monitoring or installation of new equipment. Central expects operating and capital costs associated with such regulations to be recovered in the rates it charges for its services.

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

Central’s ability to maintain current service levels at its current rates is impacted by both its access to natural gas supplies and competition. Central’s access to multiple sources of natural gas supply and its unique storage capabilities, due to the strategic location of its storage facilities within its major market areas, are strengths that aid in limiting our downside risks. Central’s focus on offering customers flexibility with respect to access to supplies is evidenced by its recent supply initiatives. The competing interstate pipelines generally offer less diverse geographic access to natural gas supply and less competitively priced, flexible on-system storage.

In addition, we proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities are reimbursed by the operator of the gas supply or delivery point.

In January 2009, we initiated a binding open season for a “Storage Expansion Project” to increase Central’s existing storage capacity by a minimum of 5,000,000 Dths and increase delivery up to 50,000 Dths/day. The expansion was restricted to our market area. The open season began on January 12, 2009 and concluded on February 20, 2009. The binding bids were reviewed and, based upon economic analysis, we determined that it was not economical to pursue this project as defined in that binding open season and the bids were rejected.

Based on the results of the first open season and shipper feedback, we conducted a second binding open season for a modified Storage Expansion Project via two notices and bidding periods, May 12, 2009 to June 2, 2009 and June 29, 2009 to July 14, 2009.  This second open season was for a slightly smaller storage expansion project that would provide a minimum of 4,000,000 Dths of additional storage capacity and increase delivery by up to 40,000 Dths/day.  We received three conforming bids and awarded the 4,000,000 Dths of capacity to those bidders. Customers will enter into Firm Storage Service agreements with us at contract demand levels of 4,000,000 Dths/day to be effective April 1, 2011.  The estimated cost of the expansion facilities is approximately $23.2 million and is expected to provide approximately $4.7 million in annual revenues.

Central plans to construct a compressor station adjacent to its existing Elk City Storage Field dehydration plant near Independence, Kansas.  We filed the FERC 7(c) application (Docket No. CP10-2) on October 9, 2009, acquired the compressor station site, initiated the process of obtaining environmental permits, ordered a turbine compressor, and secured air permits for the compressor.  The Environmental Assessment was initiated by the FERC on November 16, 2009.  Bids for construction are anticipated to be issued in May 2010, with construction beginning in mid-July, pending FERC approval.

In April 2009, we initiated a binding open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri, which concluded on May 8, 2009.  Two binding bids were received for incremental contract demand of 9,000 Dths/day.  Precedent agreements have been finalized. We will seek regulatory approval from the FERC for the project in 2010 with services projected to begin at contract demand levels of 5,000 Dths/day to be effective November 1, 2010 and 4,000 Dths/day to be effective August 1, 2011. The project is expected to cost approximately $2.0 million.

In addition, we initiated a binding open season for the “Sedalia Pipeline Expansion Project” to add incremental capacity to Central’s Sedalia Line in Cass, Johnson and Pettis Counties of Missouri to serve the Central Western Missouri region. This project was developed based upon customer feedback and their growth expectations. This binding open season began on July 22, 2009 and concluded on August 4, 2009. Central received bids for 37,400 Dths/day starting on November 1, 2009 and future loads of 8,500 Dths/day by November 1, 2014. We will be able to meet incremental demand of 37,400 Dths/day from firm transportation shippers in this growing area of our pipeline system. Precedent agreements with contract terms ranging from two to ten years have been finalized and the expanded transportation service is scheduled to begin November 1, 2009. We installed a new delivery meter station to facilitate this service at the cost of $0.4 million.

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

On June 3, 2009, the Financial Accounting Standards Board, or FASB, approved the Accounting Standards Codification, or ASC, in an effort to reduce the complexity of accounting standards and to facilitate international convergence. The implementation of the ASC has not changed GAAP, but has reorganized the literature and naming mechanism of existing topics. The Company’s consolidated financial statements and related footnotes have remained unchanged as a result of the Codification. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

 Employee Benefit Plans

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of our accrued benefit costs.  In addition, the asset or liability for post retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.  As it is appropriate for Central to apply the accounting prescribed by the Accounting for the Effects of Certain Types of Regulations Topic of the ASC, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.  For further discussion of the Company’s employee benefit plans see Note 8 to the accompanying Notes to the Consolidated Financial Statements.

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. The Accounting for the Effects of Certain Types of Regulation Topic of the ASC provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Accounting for the Effects of Certain Types of Regulation can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, and the deferral of employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by Accounting for the Effects of Certain Types of Regulation to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

Goodwill

We have recorded $324.8 million of Goodwill, as a result of our 2005 acquisition by Holdings, as discussed in Note 2 of the accompanying Notes to the Consolidated Financial Statements. Goodwill is not amortized and is subject to an annual impairment test as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred in accordance with Goodwill and Other Intangible Assets Topic of the ASC. Fair value is based on an income approach with an appropriate risk-adjusted discount rate. Significant assumptions inherent in the methodology are employed and include such estimates as discount rates.

Revenues Subject to Refund

The FERC regulatory processes and procedures govern, among other matters, Central’s tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted. If the actual refunds differ from the estimated refund liability, revenues would be impacted by the difference between estimated and actual refunds.

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

Southern Star operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns  on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

 Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following table sets forth our selected results of operations data for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands)

Operating revenues	$220,801	$196,788	$188,081
Operations and maintenance	50,135	49,064	45,085
Administrative and general	42,954	39,005	35,562
Depreciation and amortization	32,238	29,293	27,470
Taxes, other than income taxes	15,293	14,654	14,573
Operating income	80,181	64,772	65,391

Other (Income) Deductions:
Interest expense	32,556	31,210	28,842
Interest income	(308)	(877)	(1,441)
Miscellaneous other (income) expenses, net	(49)	(658)	(516)
Total Other Deductions	32,199	29,675	26,885
Income before income taxes	47,982	35,097	38,506
Provision for income taxes	19,010	13,838	15,299
Net Income	$28,972	$21,259	$23,207

Comparison of the Years Ended December 31, 2009 and 2008

Operating revenues were $220.8 million for the year ended December 31, 2009, a $24.0 million, or 12.2%, increase from $196.8 million in the prior year. The increase is primarily due to the RP08-350 rate settlement, increases in Central’s firm transportation due to new contracts, incremental park and loan services, and storage revenues. Higher park and loan revenue is primarily due to futures pricing and available capacity on the pipeline in 2009 as compared to 2008. The higher storage revenues in 2009 are a result of higher reservation capacity balances in 2009 as compared to 2008.

Operations and maintenance expenses were $50.1 million for the year ended December 31, 2009, an increase of $1.1 million, or 2.2%, from 2008. The increase is principally due to higher expenses in 2009 for pipeline integrity management program costs and labor. The increase was partially offset by lower expenses in 2009 for employee relocations, vehicle usage, right-of-way clearing, supplies, inspectors, materials, parts and utilities.

Administrative and general expenses were $43.0 million for the year ended December 31, 2009, a $4.0 million, or 10.1%, increase from $39.0 million in 2008. The increase is principally due to higher expenses in 2009 for pension contributions, group medical insurance, property and liability insurance and employee incentives, offset partially by lower expenses related to outside legal services, professional services and third party damages.

Depreciation and amortization expenses were $32.2 million for the year ended December 31, 2009, a $2.9 million, or 10.1%, increase from $29.3 million in 2008. The increase is primarily due to higher depreciation recovery allowed in the RP08-380 rate settlement and the number of capital projects that have been placed in service since 2008.

Taxes other than income taxes were $15.3 million for the year ended December 31, 2009, a $0.6 million, or 4.4%, increase from $14.7 million in 2008. The increase was mainly the result of an increase in state property tax expense due to an increase in state assessments and an increase of various county tax levies in the state of Kansas for 2009.

Interest expenses were $32.6 million for the year ended December 31, 2009, an increase of $1.3 million, or 4.3%, from 2008. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of Central’s long-term debt. The increase is also due in part to lower income from the allowance for borrowed funds used during construction, or AFUDC debt, in 2009 resulting from the timing of construction in-service dates and the timing of the capital expenditures, along with the decrease in overall capital expenditures in 2009 versus 2008.

Interest income was $0.3 million for the year ended December 31, 2009, a $0.6 million, or 64.9%, decrease from $0.9 million in 2008. The decrease is primarily due to lower interest rates in 2009 as compared to the same period in 2008.

Other income was $0.1 million for the year ended December 31, 2009, a $0.6 million, or 92.6%, decrease from $0.7 million in 2008. The decrease is primarily due to loss recognized from the sale of excess materials and lower AFUDC-equity in 2009 resulting from the timing of construction in-service dates and the timing of capital expenditures, along with the decrease in overall capital expenditures in 2009 versus 2008.

The provision for income taxes was $19.0 million for the year ended December 31, 2009, a $5.2 million, or 37.4%, increase from $13.8 million in 2008. The increase is commensurate with higher pre-tax income. Our effective tax rate for 2009 was 39.6% compared to 39.4% for the same period in 2008.

Comparison of the Years Ended December 31, 2008 and 2007

Operating revenues were $196.8 million for the year ended December 31, 2008, an $8.7 million, or 4.6%, increase from $188.1 million the prior year. The increase is primarily due to Central’s restructuring of certain firm transportation contracts, increases in Central’s firm transportation, interruptible transportation, incremental park and loan services and the RP08-350 rate settlement, offset partially by lower storage revenues. The lower storage revenues in 2008 are the result of decreased inventories in storage due to an increase in demand for natural gas, resulting from climate conditions that were colder in 2008 compared to 2007.

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

Administrative and general expenses were $39.0 million for the year ended December 31, 2008, a $3.4 million, or 9.7%, increase from $35.6 million in 2007. The increase is primarily due to higher expenses in 2008 for labor, group health insurance, professional services, retirement plan contributions, 401(k) contributions, third party damages and fees and permits. The increase was partially offset by lower expenses in 2008 for independent audit services, property and liability insurance and higher operating expenses transferred to capital.

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

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We do not maintain a credit facility for working capital needs. We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by accessing debt markets, if needed, to support operations and capital expenditures. Funds may not, however, be readily available if and when we attempt to access the debt market.

As of March 1, 2010, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $73.7 million and $60.3 million, respectively. Cash from operating activities was higher in 2009 primarily due to higher 2009 operating income, excluding depreciation and an increase in 2009 account payables compared to 2008. The increase was partially offset by an increase in receivables for reimbursable projects, federal and state income taxes and increased funding to the Company’s pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was $39.1 million and $66.9 million, respectively. Cash used in investing activities was lower in 2009 primarily due to lower maintenance capital expenditures.

Net cash used in financing activities was $31.4 million for the year ended December 31, 2009, as compared to net cash provided in financing activities of $22.2 million for the same period in 2008. The change is primarily due to the net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008, and higher 2009 dividend payments. Our financing activities are further discussed below.

Net cash provided by operating activities for the years ended December 31, 2008 and 2007 was $60.3 million and $59.1 million, respectively. Cash from operating activities was higher in 2008 primarily due to the decline of other accounts receivable in 2008 as compared to their growth in 2007 and lower employee incentive payments. The increase was partially offset by lower operating income, excluding depreciation, in 2008, increased funding to the Company’s pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements and the replacement of lost natural gas discussed in Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

8.5% Notes

Prior to August 1, 2007, we had outstanding $3.1 million of 8.5% Notes due 2010, or 8.5% Notes. Interest on the 8.5% Notes was payable semi-annually in February and August. On August 1, 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Registered Notes

At December 31, 2009, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related Indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

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

Beginning March 1, 2009, we have the right to redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, we also have the right to redeem the 6.75% Registered Notes in full at a make-whole premium as defined in the indenture.

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

Beginning March 1, 2009, we have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, Southern Star also has the right to redeem the 6.75% Unregistered Notes in full at a make-whole premium as defined in the indenture.

Central’s 6.0% Notes

At December 31, 2009, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that we will file consolidated tax returns  on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6. During the second quarter of 2009, remaining tax benefit carryforwards were substantially realized, resulting in cash outlays attributable to tax liabilities originating in the current period, as well as future periods.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case was approved without modification by the FERC on June 1, 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. See “Executive Compensation – Employment Agreements and Potential Payments Upon Termination or Change in Control.” We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $1.7 million and $2.0 million in expenses for the years ended 2009 and 2008, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

At December 31, 2009, we were in compliance with the covenants of all outstanding debt instruments. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

The table below summarizes our significant contractual obligations and commitments for the years indicated as of December 31, 2009:

Payments Due by Period

(In thousands)

	Long-Term Debt[1]	Capital Leases[1]	Purchase Obligations	Operating Leases	Capital Expenditure Commitments[2]	Total Contractual Obligations
2010	$30,675	$1,062	$102	$282	$23,236	$55,357
2011	30,675	522	—	268	10,771	42,236
2012	30,675	526	—	268	4,720	36,189
2013	30,675	527	—	269	6,942	38,413
2014	30,675	528	—	236	—	31,439
After 2014	519,238	5,288	—	235	—	524,761
Total	$672,613	$8,453	$102	$1,558	$45,669	$728,395

(1)

Includes principal and interest payments.

(2)

Capital expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.

We have estimated capital expenditures of $65.9 million in 2010 including approximately $16.1 million for the “Storage Expansion” project and approximately $11.6 million for projects under our pipeline integrity management program. We expect to fund 2010 capital expenditures from our cash from operations.

In addition to the capital expenditures listed above, Central expects to contribute a total of  $8.7 million to its Retirement and Post Retirement Medical Benefit Plans in 2010. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets as needed.

Contingencies

See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor and benefits, materials and supplies, and property, plant and equipment. A portion of the increased expenses resulting from labor, materials and supplies can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limits Central’s ability to price services or products to reflect increased costs resulting from inflation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at December 31, 2009, had a carrying value of $476.1 million and a fair value of $475.2 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.7 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 8. Financial Statements and Supplementary Data

See our accompanying consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures – As of December 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B. Other Information

On March 9, 2010, Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, acquired Caisse de depot et placement du Quebec’s, or CDP’s, ownership interest in Holdings. Effective on that date, each of Pierre Lambert and Cyrille Vittecoq resigned as members of the Board of Directors, or the Board, of the Company, and Mr. John V. Veech and Mr. John B. Watt were elected as new directors. Based on their education and experience in the energy sector, the Board deemed both individuals to be qualified to serve as directors.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 9, 2010.

Name	Age	Position
Robert P. Hadden	48	Director
Kathy McGowan	48	Director
John V. Veech	51	Director
John B. Watt	53	Director
Jerry L. Morris	54	President and CEO
Susanne W. Harris	51	Vice President, CFO and Treasurer
Beverly H. Griffith	55	Vice President and Secretary

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 9, 2010.

Name	Age	Position
Robert P. Hadden	48	Director
Kathy McGowan	48	Director
John V. Veech	51	Director
John B. Watt	53	Director
Jerry L. Morris	54	President and CEO
Robert S. Bahnick	50	Senior Vice President of Operations and Technical Services
Robert W. Carlton	49	Vice President of Human Resources and Administration
Chris W. Ellison	55	Vice President of Operations-Hesston Division
David L. Finley	45	Vice President of Information Technology
Beverly H. Griffith	55	Senior Vice President, General Counsel and Corporate Secretary
Susanne W. Harris	51	Vice President, CFO and Treasurer
Daryl R. Johnson	56	Vice President of Rates and Regulatory Affairs
Richard J. Reischman	54	Vice President of Operations-Kansas City Division

Robert P. Hadden was appointed to the Board of Directors, or the Board, effective February 6, 2006. Mr. Hadden currently serves as Managing Director of Portfolio Equity at GE Energy Financial Services in Stamford, CT, a position he assumed in April 2006. From September 2002 to April 2006, he was Senior Vice President of Portfolio Equity at GE Energy Financial Services in Stamford, CT. From March 2001 to September 2002, he was a Managing Director of new business initiatives, developing GE Structured Finance’s strategy for entering the gas pipeline sector. Mr. Hadden worked as a Managing Director/Vice President of Risk in GE Capital Structured Finance Group from 1994 to February 2001. Mr. Hadden joined the General Electric Company’s Energy business in 1982 and transitioned to GE Capital in 1994. During his 27 years with GE, he has held a variety of positions, including risk management, portfolio and business development. While at GE Energy, Mr. Hadden held engineering and general management roles in GE Energy’s International Services Business. Mr. Hadden received a Bachelor of Science degree, or B.S., in Mechanical Engineering from University College, Dublin, Ireland in 1982 and a Master of Business Administration, or M.B.A., from Rensselaer Polytechnic Institute, Albany, NY in 1994.

Kathy McGowan was appointed to the Board effective May 22, 2007. Ms. McGowan currently serves as Senior Vice President at GE Energy Financial Services, a position to which she was promoted in March 2007. She joined GE in June 2004 as Vice President. From 2003 to 2004, she was a Principal at Hopewell Partners, an energy advisory firm. From 1987 to 2003, Ms. McGowan worked for ABB in a variety of financial management positions of increasing responsibility, ultimately being named Director and Project Finance leader for the Global Power Group of ABB Equity Ventures, the project development and investment arm of ABB. Ms. McGowan received a B.S. in Mechanical Engineering with High Distinction from the University of Virginia in 1983 and an M.B.A. from the Darden School of Business in 1987.

John V. Veech, 51, was elected to the Board on March 9, 2010 by written consent of the shareholder.  Mr. Veech has been a Managing Director and head of the Americas region for MSIP since February 1, 2009. Prior to joining MSIP, he was a Managing Director in the Investment Management Division of Lehman Brothers from December 1, 2007 until January 31, 2009 (which became Neuberger Investment Management in December 2008), and a partner in Lehman Brothers Global Infrastructure Partners. Prior thereto, he was the global head of Project Finance at Lehman Brothers from 1997 to November 2007, a Managing Director from December 2001 to November 2007, and a Senior Vice President from 1997 to November 2001. He was previously a Vice President in the Fixed Income Division of Salomon Brothers, and an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Veech received a B.S., magna cum laude, in Accounting, from Lehigh University, in 1980, and a Jurist Doctorate, or J.D., cum laude, from Boston University School of Law, in 1983.

John B. Watt, 53, was elected to the Board on March 9, 2010 by written consent of the shareholder.  Mr. Watt currently serves as Head of Asset Management for MSIP in New York, NY, a position he assumed in July 2007. From May 2004 to June 2007 he was a Director in the Ontario Teachers' Pension Plan Infrastructure Group in Toronto, Canada where he was responsible for making investments primarily in the energy sector. From September 2000 to April 2004, he was Vice President of Strategic Initiatives for Ontario Power Generation in Toronto, Canada where he was responsible for divesting power plants and related businesses.  From 1996 to 2000, he was a Director in the Generation Group at TransAlta Corporation in Calgary, Alberta where he was responsible for the engineering and regulatory activities for the Alberta-based regulated power plants. He also held a position in the corporate development group where he was responsible for acquiring and divesting various power assets. From 1985 to 1996, Mr. Watt worked for Amoco Corporation in various roles in different groups and locations, including strategic planning, evaluations, treasury, financial management, and business development in Calgary, Chicago, and Houston. From 1981 to 1985, Mr. Watt worked as a Process Engineer for Union Carbide Canada in Alberta, Canada.  He received a Bachelor of Applied Science degree, or B.A.Sc., in Chemical Engineering from the University of Toronto in 1978 and his M.B.A. from the University of Western Ontario in Canada in 1981.

Jerry L. Morris became President and CEO of Southern Star and Central in August 2005. He had been President and Chief Operating Officer, or COO, of Central since February 2004. Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 32 years in the interstate natural gas pipeline industry. He received his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.

Robert S. Bahnick became Senior Vice President of Operations and Technical Services for Central in July 2003. Previously he served as Vice President of Operations and Technical Services since November 2002, Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 28 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton became Vice President of Human Resources and Administration for Central in July 2003. Previously he served as Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 26 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association.

Chris W. Ellison became Vice President of Operations-Hesston Division for Central in July 2003. Previously he served as Central’s Director of Operations for both the Kansas City and Hesston divisions since 1996, holding various other positions at Central, and/or its predecessors in engineering, operations, and natural gas control during his 31 years in the interstate natural gas pipeline industry. He earned his B.S. in Civil Engineering from the University of Oklahoma in 1978 and is a registered Professional Engineer.

 David L. Finley became Vice President of Information Technology for Central in July 2003. Previously he  served as Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 23 years in the interstate natural gas pipeline industry. He earned his B.S. in Geology from Murray State University in 1986.

Beverly H. Griffith became Vice President and Secretary of Southern Star in August 2005. She has been Senior Vice President, General Counsel and Corporate Secretary for Central since July 2003. Previously, she served as Corporate Secretary since November 2002, and served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995. Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 30 years in the interstate natural gas pipeline industry. She received her Bachelor of Arts degree in History from the University of Mississippi in 1976 and her Juris Doctorate from the University of Kentucky College of Law in 1979. Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

Susanne W. Harris became Vice President, CFO, and Treasurer of Southern Star and Central in August 2005. She had been Vice President of Finance and Accounting for Central since July 2003, has served as Assistant Treasurer for Central since November 2002, and as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 30 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989. She is a member of accounting committees for the American Gas Association, the Southern Gas Association, and the Interstate Natural Gas Association of America.

Daryl R. Johnson became Vice President of Rates and Regulatory Affairs for Central in July 2003. Previously he served as Manager of Rates for Central since 1990. Mr. Johnson has held a variety of positions in accounting and rates during his 34 years at Central or its predecessors. He earned his B.S. in Accounting from Southwestern Oklahoma State University in 1975. Mr. Johnson is a current member and the past chairman of the Rates Committee for the Southern Gas Association.

Richard J. Reischman became Vice President of Operations-Kansas City Division for Central in July 2003. Previously he served as Central’s Director of Operations for the Kansas City Division since 2001 and Manager of Operations for various regions of the Central system since 1993. Mr. Reischman has served in a variety of positions in engineering and operations during his 31 years at Central or its predecessors. He received his B.S. in Electrical Engineering from Kansas University in 1978.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended December 31, 2009 should be read together with the compensation tables and related disclosures set forth below.   This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers identified in the “Summary Compensation Table”. The Board makes all decisions for the total direct compensation of our named executive officers with the input of our chief executive officer.

The primary objectives of the Board with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual incentives to the achievement of measurable Company and individual performance targets, and to align executive incentives with the creation of shareholder value. The method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the Board considers individual experience and performance, along with the compensation data for executive officers in similar positions with companies of comparable size within the gas pipeline industry.  The Board utilizes compensation data from an annual survey performed by the Southern Gas Association in which Central participates.  The data is a compilation derived from information provided by the following peer companies: Alliance Pipeline, Centerpoint Energy, CPS Energy, Entergy Corporation, Mid-America Holdings Company, Oneok, Inc., Questar Corporation, and Southern Union Company. With respect to officers other than the CEO, the Board also takes into consideration the recommendations of the CEO.  For executive compensation, the Board utilizes compensation data from a confidential annual survey performed by the American Gas Association, or AGA, in which the Company participates.  The 2009 AGA data is a compilation derived from information provided by its 62 member organizations, including peer pipeline companies Centerpoint Energy, Entergy Corporation, Oneok, Inc., Questar Corporation, Southern Union Company, Nisource, Inc., Transcanada Pipelines Limited, and the Williams Companies. With respect to officers other than the CEO, the Board also takes into consideration the recommendations of the CEO.  For 2009, there were no adjustments to the named executive officer salaries and no adjustment to the bonus levels at which they participate.

Compensation Components

Our compensation program for our named executive officers, or officers, consists of four primary elements: (1) base salary; (2) a performance-based annual bonus; (3) employment agreements and the retention payments being made thereunder; and (4) retirement benefits.

Base Salary:  Base salaries for the officers are determined by the Board, taking into account such factors as market salaries for similar positions as compiled from regional and industry data, an officer’s scope of responsibilities, and individual performance and contribution to the Company. During 2009, there were no adjustments to officers’ base salaries.

Annual Bonus:  Officers participate in our Annual Bonus Plan, or the Bonus Plan, along with all other employees, at levels established by the Board. The purpose of the Bonus Plan is to motivate employees to actively participate in the achievement of annual Company goals, as established by management and the Board, by putting a portion of employee compensation “at risk.” Awards are based on the successful attainment of specific Company and individual performance targets. Specific Company targets for each year are recommended by the CEO with input from the Board and ultimately approved by the Board. Targets may include such factors as improved earnings; on-time, on-budget capital project execution; operational safety measures; and successful pursuit of business growth strategies.

The Board-approved targets establish a pool of dollars that may be funded for Bonus Plan awards to employees each year, or the Bonus pool, based on each individual employee’s performance and achievement of goals set within each employee’s annual performance plans.

For 2009, the Board established five components of the Bonus pool.

•

Up to 15% of the Bonus pool was apportioned to provide for the achievement of non-financial goals and objectives; this amount may be funded, at the discretion of the Board, whether or not any other targets are achieved. For 2009, this component was funded at 15%.

•

Up to 10% of the Bonus pool was attributed to the successful completion of capital projects on time and within approved budgets.  For 2009, this component was funded at 8%.

•

Up to 5% of the Bonus pool was attributed to the successful completion of all new and historical compliance activities.  For 2009, this component was funded at 4%.

•

Up to 45% of the Bonus pool was attributed to the achievement of specified earnings targets, as defined by the Board.  For 2009, this component was funded at 45%

•

Up to 25% of the Bonus pool was attributed to the achievement of specified free cash flow targets, as defined by the Board.  For 2009, this component was funded at 25%.

After the end of each year, the Board determines the level of funding for each component.  In total, the 2009 Bonus pool for all employees was funded at 97% of the maximum potential Bonus pool.

Each of our executive officers is eligible to receive a discretionary annual bonus set at a targeted percentage of his or her base salary between 50% and 100%, as provided in each executive’s employment agreement. The discretionary annual bonus is intended to compensate executive officers for the strategic, operational and financial success of the Company, as a whole, as well as the individual performance of the executive officer. Bonuses are not triggered by achievement of pre-set standards and individual executives may not receive a discretionary bonus even though financial targets are achieved. When determining the annual bonus to be paid to an executive officer, our Board reviews the executive’s achievement of the executive’s stated goals (either individual or team goals), the overall performance of the Company, and the executive’s individual performance. Because the award of a bonus is at the complete discretion of our Board, the Board looks broadly at the performance of the executive officer in making its determination of whether a bonus should be awarded.

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

The 2009 bonus pool was funded at 97% of the maximum allowed by the Bonus Plan, and as a group, our executive officers received 19% of the bonus pool paid. For 2009, each named executive officer received the following percentage of their respective bonus potential: 92% for Mr. Morris, 93% for Mr. Bahnick, 90% for Mrs. Griffith, 90% for Mrs. Harris, and 96% for Mr. Johnson.

Employment Agreements and Retention Payments:  All of our officers entered into employment agreements with us during the course of our 2005 acquisition by Holdings to ensure the stability and strength of our management team. The agreements, which are further described below, under “Employment Agreement and Potential Payments Upon Termination or Change in Control”, provide for Base Salaries and Annual Bonuses as described above and provide terms for severance payments under certain conditions. The agreements have a five-year term expiring in 2010 and provide for annual payments over a five-year period to each officer for his or her continued employment.  The employment agreements will be extended automatically after 2010 in one-year increments unless 90 days notice of termination is given by the Board or the employee prior to the end of the applicable employment period.

Retirement Benefits: We offer a Non-Union Retirement Plan and a 401(k) Plan, as further described below, to all of our employees who meet certain age and service requirements. Our officers may participate in these plans up to the maximum limits allowed by law.

We do not presently offer any long-term performance incentives, equity-based compensation, or supplemental retirement benefits to our officers, directors, or any other employees. Directors do not receive any compensation for their services and are not currently eligible to participate in the above-described plans.

Summary Compensation Table

The following table sets forth certain summary compensation information as to the CEO and CFO during the fiscal year 2009, and for the top five compensated employees including the most highly compensated executive officers of Central, our operating entity, as of December 31, 2009. The table below indicates, for each of the named executive officers’ salary, bonus, and all other compensation for the fiscal years of Southern Star and Central ended December 31, 2009, 2008 and 2007 (expressed in thousands):

SUMMARY COMPENSATION TABLE

Name and Principal Position(3)	Year	Salary $	Bonus $	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) $	All Other Compensation(2) $	Total $

Jerry L. Morris	2009	247,235	219,032	142,935	644,700	1,253,902
President, CEO	2008	231,575	202,366	22,303	643,800	1,100,044
	2007	226,015	140,316	34,197	643,500	1,044,028

Susanne W. Harris	2009	173,586	74,907	82,719	155,325	486,537
Vice President, Finance and Accounting, and CFO	2008	161,413	71,578	21,662	154,425	409,078
	2007	154,064	50,066	24,103	154,125	382,358

Beverly H. Griffith	2009	200,524	129,870	122,732	138,450	591,576
Senior Vice President, General Counsel	2008	199,326	124,098	25,985	137,550	486,959
and Corporate Secretary	2007	198,172	88,023	38,545	137,250	461,990

Robert S. Bahnick	2009	213,923	143,685	95,958	169,724	623,290
Senior Vice President of Operations	2008	213,828	132,870	19,266	173,175	539,139
and Technical Services of Central	2007	210,841	90,383	22,067	170,199	493,490

Daryl R. Johnson	2009	172,427	79,700	165,002	202,200	619,329
Vice President, Rates and Regulatory Affairs of	2008	160,143	73,888	24,759	201,300	460,090
Central	2007	153,705	49,606	49,661	201,000	453,972

(1)

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATION S-K Subpart 229.402(h)(2).

(2)

All Other Compensation for 2007, 2008 and 2009 includes matching contributions by Central under the Southern Star Investment Plan, Central’s broad-based 401(k) plan. For 2009, it contains the amounts of $14,700 for Mr. Morris, $10,349 for Mr. Bahnick, $14,700 for Mrs. Griffith, $14,700 for Mrs. Harris, and $14,700 for Mr. Johnson. For 2008, it contains the amounts of $13,800 for Mr. Morris, $13,800 for Mr. Bahnick, $13,800 for Mrs. Griffith, $13,800 for Mrs. Harris, and $13,800 for Mr. Johnson. For 2007, it contains the amounts of $13,500 for Mr. Morris, $10,824 for Mr. Bahnick, $13,500 for Mrs. Griffith, $13,500 for Mrs. Harris, and $13,500 for Mr. Johnson. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. All other compensation includes amounts paid as retention bonuses described under “Employment Agreements and Potential Payments Upon Termination or Change of Control” as follows: For 2009, the amounts of $630,000 to Mr. Morris, $159,375 to Mr. Bahnick, $123,750 to Mrs. Griffith, $140,625 to Mrs. Harris and $187,500 to Mr. Johnson.; for 2008, the amounts of $$630,000 to Mr. Morris, $159,375 to Mr. Bahnick, $123,750 to Mrs. Griffith, $140,625 to Mrs. Harris and $187,500 to Mr. Johnson; and for 2007, it contains the amounts of $630,000 for Mr. Morris, $159,375 for Mr. Bahnick, $123,750 for Mrs. Griffith, $140,625 for Mrs. Harris, and $187,500 for Mr. Johnson.

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

Pension Benefits

Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003. All named executive officers are covered under the Non-Union Plan. Benefits under the Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his or her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment. The table below indicates for each of the named executive officers the number of years of service credited under the plan, the actuarial present value of the named executive officer’s accumulated benefit under the plan and the dollar amount of any payments and benefits paid to the named executive officers during 2009 (expressed in thousands):

SOUTHERN STAR RETIREMENT PLAN

Name	Number of Years of Credited Service	Present Value of Accumulated Benefit*	Payments During Last Fiscal Year
Jerry L. Morris	7.167	$ 295,770	$ —
Susanne W. Harris	7.167	207,780	—
Beverly H. Griffith	7.167	299,136	—
Robert S. Bahnick	7.167	206,561	—
Daryl R. Johnson	7.167	347,005	—

*

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2009, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATIONS-K Subpart 229,302(h)(2).

Normal retirement age is the later of age 65 and five years of plan participation. The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Non-Union Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay. Pursuant to the Internal Revenue Code, or IRC, covered compensation is presently limited to $230,000 per year for 2008 and $245,000 per year for 2009. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above. One year of credited service is credited to an employee for each calendar year during which he is a participant in the plan and receives compensation as an employee of the Company. If an employee works less than a full calendar year, he or she is credited with one-twelfth of a year of credited service for each month, or part thereof, of which he or she is a participant and receives compensation as an employee of the Company. Credited service will not be counted for periods in which an employee does not receive compensation from us.

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

If Mr. Morris is terminated without cause or resigns for Good Reason (as defined in the employment agreement), or if his employment is not continued after the initial term of the employment agreement or any one-year renewal period, we must pay Mr. Morris a severance benefit equal to two times his annual base salary plus an amount equal to his average annual incentive bonus paid during the most recent three-year period under the employment agreement, expressed as a percentage of his annual base salary, times his annual base salary then in effect.

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

The table below sets forth the amounts payable to each named executive officer assuming the named executive officer’s employment had terminated on December 31, 2009.

Except as otherwise expressly indicated, the amounts set forth in the table below do not represent the actual amounts a named executive officer would receive if his employment were terminated or there were a change of control of the Company, but generally represent only estimates, based on the assumptions provided in the footnotes to the table. The amounts set forth in the table are based upon the benefit plans and agreements that were in effect as of December 31, 2009. Payments that we may make in the future upon a named executive officer’s termination or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of our benefit plans and agreements as of December 31, 2009.

Name	Termination without Cause or for Good Reason(1)	Termination for Cause(2)	Termination Due to Death(3)	Termination Due to Disability(4)	Termination Due to Relocation(5)
Jerry L. Morris	$1,293,141	$—	$816,985	$816,985	$868,078
Susanne W. Harris	538,829	—	205,909	205,909	307,085
Beverly H. Griffith	626,158	—	241,358	241,358	316,150
Robert S. Bahnick	695,363	—	283,363	283,363	365,375
Daryl R. Johnson	585,478	—	253,396	253,396	353,541

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

Robert Hadden

Kathy McGowan

John V. Veech

John B. Watt

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 15, 2010, with respect to the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
EFS-SSCC Holdings, LLC(1)	100 shares	100%
120 Long Ridge Road
Stamford, CT 06927

All named executive officers and directors as a group (seven total)	0 shares	0%

 (1)

EFS-SSCC Holdings, LLC is indirectly owned 60% by GE and 40% by MSIP, each of which has 50% voting control.

We do not maintain or offer our employees or non-employees any stock option, warrant, restricted stock or other compensation plan or arrangement under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 11, 2005, Central entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the years ended 2009, 2008 and 2007, Central paid approximately $1.0 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, we entered into an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to us and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

We are not subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as we do not have securities traded on a national securities exchange. Therefore, our Board is not subject to independence requirements and none of our directors are independent.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations. These transactions are approved by the appropriate level of management in accordance with the Company’s written and Board-approved Delegation of Authority policy.  Because Southern Star is a closely-held company with no independent directors, we have no policy for Board review of related party transactions and the related approval thereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees paid or accrued for professional services rendered by Ernst & Young, LLP, or E&Y, in connection with the audit of our annual consolidated financial statements for the years ended December 31, 2009 and 2008, and in connection with statutory and regulatory filings for such fiscal periods, were approximately $465,000 and $538,000, respectively.

Audit-Related Fees

The aggregate fees paid or accrued for services rendered by E&Y in connection with audit-related services, primarily for the audits of certain of Central’s benefit plans, for each of the fiscal years ended December 31, 2009 and 2008 were approximately $62,000 and $101,000, respectively.

Tax Fees

The aggregate fees paid or accrued for services rendered by E&Y in connection with tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2009 and 2008 were approximately $0.0 and $14,000, respectively.

All Other Fees

No other services were provided by E&Y for the fiscal years ended December 31, 2009 and 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the Board. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2009 were pre-approved by the Board.

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

10.1[2]

Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK, Inc. (f/k/a Western Resources, Inc.).

10.2[2]

Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3[2]	Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.

10.4[3]	Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

10.5[1]	Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.

10.6[1]	Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.7[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.8[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert W. Carlton.

10.9[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Chris W. Ellison.

10.10[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and David L. Finley.

10.11[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.12[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and James L. Harder.

10.13[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Susanne W. Harris.

10.14[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.15[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Richard J. Reischman.

10.16[5]	Employment Agreement, dated as of May 13, 2005, between Southern Star Central Corp., Central and Jerry L. Morris.

10.17[1]	Amendment to Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Jerry L. Morris.

10.18[6]	Amendment No. 2 to Employment Agreement, dated as of November 20, 2006, among Southern Star Central Corp., Central and Jerry L. Morris.

10.19[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.20[9]	Amendment to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Robert W. Carlton.

10.21[9]	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Chris W. Ellison.

10.22[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and David L. Finley.

10.23[9]	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.24[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Susanne W. Harris.

10.25[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.26[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Richard J. Reischman.

10.27[9]	Amendment No. 3 to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Jerry L. Morris.

12.1	Ratio of Earnings to Fixed Charges.

21.1[2]	Subsidiaries of Southern Star Central Corp.

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002

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

(7)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on March 23, 2007.

(8)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 21, 2008.

(9)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 15, 2010	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 15, 2010	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ JOHN B. WATT John B. Watt	Director	March 15, 2010

By:	/s/ ROBERT P. HADDEN Robert P. Hadden	Director	March 15, 2010

By:	/s/ KATHY MCGOWAN Kathy McGowan	Director	March 15, 2010

By:	/s/ JOHN V. VEECH John V. Veech	Director	March 15, 2010

No annual report or proxy material has been sent to security holders.

Item 7. Consolidated Financial Statements and Supplementary Data

Schedules have been omitted because of the absence of the conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

SOUTHERN STAR CENTRAL CORP.

We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2007, the Company adopted new Financial Accounting Standards Board (FASB) authoritative guidance on accounting for uncertainty in income taxes.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 15, 2010

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$38,789	$35,615
Receivables:
Trade	18,985	19,632
Income taxes	1,748	286
Transportation, exchange and fuel gas	11,605	1,100
Other	5,497	1,814
Inventories	6,910	6,956
Deferred income taxes	2,559	5,351
Costs recoverable from customers	750	2,343
Prepaid expenses	5,190	4,486
Other	678	687
Total current assets	92,711	78,270

Property, Plant and Equipment, at cost:
Natural gas transmission plant	662,316	642,800
Other natural gas plant	13,798	14,277
	676,114	657,077
Less – Accumulated depreciation and amortization	(68,320)	(55,802)
Property, plant and equipment, net	607,794	601,275

Other Assets:
Goodwill	324,844	324,844
Costs recoverable from customers	49,851	46,867
Prepaid expenses	485	755
Postretirement benefits other than pensions	1,398	—
Other deferred and noncurrent assets	8,171	9,420
Total other assets	384,749	381,886
Total Assets	$1,085,254	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$3,174	$3,500
Transportation, exchange and fuel gas	10,019	2,694
Income Taxes	368	—
Other	8,039	4,837
Accrued taxes, other than income taxes	6,293	5,836
Accrued interest	6,938	6,954
Accrued payroll and employee benefits	11,645	10,608
Costs refundable to customers	1,674	—
Capitalized lease obligation due in one year	745	720
Other accrued liabilities	2,320	3,132
Total current liabilities	51,215	38,281

Long-Term Debt:
Capitalized lease obligation	4,980	5,725
Other long-term debt	476,074	475,440
Total long-term debt	481,054	481,165

Other Liabilities and Deferred Credits:
Deferred income taxes	76,128	67,887
Postretirement benefits other than pensions	15,212	14,302
Asset retirement obligations	2,782	2,611
Costs refundable to customers	2,067	438
Environmental remediation	1,403	1,555
Accrued pension	25,495	23,728
Other	168	123
Total other liabilities and deferred credits	123,255	110,644

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at December 31, 2009 and 2008	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	5,861	7,472
Total stockholder’s equity	429,730	431,341
Total Liabilities and Stockholder’s Equity	$1,085,254	$1,061,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

	(In thousands)
Operating Revenues:
Transportation	$193,415	$175,657	$166,599
Storage	26,912	20,164	20,824
Other revenue	474	967	658
Total operating revenues	220,801	196,788	188,081

Operating Costs and Expenses:
Operations and maintenance	50,135	49,064	45,085
Administrative and general	42,954	39,005	35,562
Depreciation and amortization	32,238	29,293	27,470
Taxes, other than income taxes	15,293	14,654	14,573
Total operating costs and expenses	140,620	132,016	122,690

Operating Income	80,181	64,772	65,391

Other (Income) Deductions:
Interest expense	32,556	31,210	28,842
Interest income	(308)	(877)	(1,441)
Miscellaneous other (income) expenses, net	(49)	(658)	(516)
Total other deductions	32,199	29,675	26,885

Income Before Income Taxes	47,982	35,097	38,506

Provision for Income Taxes	19,010	13,838	15,299

Net Income	$28,972	$21,259	$23,207
Total comprehensive income	$28,972	$21,259	$23,207

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

	(In thousands)
OPERATING ACTIVITIES:
Net income	$28,972	$21,259	$23,207
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	32,238	29,293	27,470
Deferred income taxes	11,033	12,688	14,247
Amortization of debt discount/premium and expense	1.688	1,534	1,190
Receivables	(4,496)	15	(4,096)
Inventories	46	(490)	97
Other current assets	(493)	(47)	(377)
Payables and accrued liabilities	4,063	(2,854)	(3,798)
Other, including changes in noncurrent assets and liabilities	600	(1,064)	1,188
Net cash provided by operating activities	73,651	60,334	59,128

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(40,275)	(65,622)	(51,149)
Proceeds from sales and salvage values, net of costs of removal	1,156	(1,294)	3,907
Net cash used in investing activities	(39,119)	(66,916)	(47,242)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	46,065	—
Early retirement of debt	—	—	(3,080)
Premium on early retirement of debt	—	—	(131)
Common dividends/return of capital	(30,583)	(22,000)	(25,806)
Debt issuance costs	(55)	(1,203)	(68)
Capital lease payments	(720)	(690)	(765)
Net cash provided by (used in) financing activities	(31,358)	22,172	(29,850)

Increase (decrease) in cash and cash equivalents	3,174	15,590	(17,964)

Cash and cash equivalents at beginning of period	35,615	20,025	37,989

Cash and cash equivalents at end of period	$38,789	$35,615	$20,025

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$30,878	$28,631	$27,666
Income tax, net	9,071	380	1,368

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

	(In thousands)
Balance, January 1, 2007	$426,895	$7,800	$—	$434,695
Add (deduct):
Net income	—	23,207	—	23,207
Common dividends	—	(25,806)	—	(25,806)
Adoption of FIN 48	—	(14)	—	(14)
Balance, December 31, 2007	426,895	5,187	—	432,082

Add (deduct):
Net income	—	21,259	—	21,259
Common dividends/return of capital	(3,026)	(18,974)	—	(22,000)
Balance, December 31, 2008	423,869	7,472	—	431,341

Add (deduct):
Net income	—	28,972	—	28,972
Common dividends/return of capital	—	(30,583)	—	(30,583)
Balance, December 31, 2009	$423,869	$5,861	$—	$429,730

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star was incorporated in Delaware in September 2002 and is owned by GE Energy Financial Services, Inc., or GE, and Caisse de depot et placement du Quebec, or CDP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings. Holdings acquired Southern Star in 2005. Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. Southern Star also owns the development rights for the Western Frontier project, which could be developed in the future. On February 10, 2010, CDP entered into an agreement to sell its 40 percent ownership interest in Holdings to Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP. The sale became effective on March 9, 2010.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2009, Central had transportation customer contracts with approximately 182 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 567 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Accounting Policies

On June 3, 2009, the Financial Accounting Standards Board, or FASB, approved the Accounting Standards Codification, or ASC, in an effort to reduce the complexity of accounting standards and to facilitate international convergence. The implementation of the ASC has not changed GAAP, but has reorganized the literature and naming mechanism of existing topics. The Company’s consolidated financial statements and related footnotes have remained unchanged as a result of the Codification.

The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

Revenue Recognition

Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted.

Regulatory Assets and Liabilities

As a rate regulated enterprise, Central meets the requirements for accounting under the Effects of Certain Types of Regulation Topic of the ASC. As such, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be recognized in income are deferred as regulatory liabilities pending refund or return to customers through future rates. Recognition of regulatory assets or liabilities is generally based on specific regulatory requirements or precedent for each such matter.

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets as Costs recoverable from customers or Costs refundable to customers at December 31, 2009 and 2008 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2009	2008
Current Assets:
Environmental costs	$750	$750
Fuel costs	—	1,593
Total Current Assets	750	2,343

Noncurrent Assets:
Environmental costs	1,403	1,555
Income taxes on AFUDC equity	4,375	4,382
Gas imbalance cash cost recoverable	117	153
Postretirement benefits other than pensions	15,202	13,965
Pensions	26,307	23,995
Asset retirement obligations	2,390	2,491
Long-term disability	57	326
Total Noncurrent Assets	49,851	46,867

Total Assets	50,601	49,210

Current Liabilities:
Costs refundable to customers	(1,674)	—
Total Current Liabilities	(1,674)	—

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(338)	(438)
Postretirement benefits other than pensions	(1,729)	—
Total Noncurrent Liabilities	(2,067)	(438)

Total Liabilities	(3,741)	(438)

Net Regulatory Assets	$46,860	$48,772

These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives generally averaging 20 to 25 years for property in service prior to the 2005 acquisition of the Company. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation for the years ended December 31, 2009, 2008 and 2007 was approximately $32.2 million, $29.3 million, and $27.5 million, respectively.

Goodwill

The Company has recorded $324.8 million of Goodwill, a result of the 2005 acquisition of the Company. Goodwill is not amortized and is subject to an annual impairment test as of December 31, or more frequently if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic of the ASC. In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk-adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment test of goodwill in 2009, 2008 and 2007, none of which resulted in the recognition of an impairment loss.

Provision for Uncollectible Accounts

The Company’s trade receivables are primarily due from local natural gas and electric distribution companies whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollectible, it will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the accompanying Consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.01 million at December 31, 2009 and 2008.

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

Southern Star operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns  on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star as though it were filing a separate return for its federal income tax liability. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the year ended December 31, 2009 were $0.2 million and $0.4 million, respectively; for the year ended December 31, 2008 were $0.3 million and $0.6 million, respectively; and for the year ended December 31, 2007 were $0.3 million and $0.6 million, respectively.

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

Inventory Valuation

Inventory consists primarily of materials and supplies and is accounted for using the lower of average-cost or market method.

Cash Equivalents

The Company includes in cash equivalents any short-term highly-liquid investments that have an original maturity of three months or less when acquired.

Cash Flows from Operating Activities

The Company uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile net cash flows provided by operating activities.

Asset Retirement Obligations

In 2005, in accordance with the FASB Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2009 was $2.4 million and $2.8 million respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2008 was $2.5 million and $2.6 million respectively. Central began recovering asset retirement obligations in its rates in 2008.

Long-Lived Assets

Consistent with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of the ASC, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and reduce the carrying amount to fair market value to the extent necessary. Application of this standard for the years ended December 31, 2009, 2008 and 2007, did not result in an impairment loss.

 Fair Value Measurements

The Fair Value Measurements Topic of the ASC, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. Fair Value Measurements requires the fair value of an asset or liability to be based on market-based measures which reflect the credit risk of the Company. Additionally, in October 2008, FASB issued a Staff Position concerning Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.   Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active clarifies the adoption of Fair Value Measurements in a market that is not active. The Company adopted the provisions of Fair Value Measurements related to financial assets and liabilities as of January 1, 2008 and for non-financial assets and liabilities as of January 1, 2009. Fair Value Measurements does not require new fair value measurements. The adoption of Fair Value Measurements did not have a material impact on the Company’s financial position or operating results.

In February 2007, the FASB issued The Fair Value Option for Financial Assets and Financial Liabilities Topic of the ASC. The Fair Value Option for Financial Assets and Financial Liabilities is elective for fiscal years that began after November 15, 2007 on a prospective basis. The Fair Value Option for Financial Assets and Financial Liabilities allows companies to measure certain financial assets and financial liabilities at fair market value and to report changes in the fair market value in earnings. The Company did not elect the fair value option for any of its financial assets and financial liabilities.

 Recent Accounting Standards

In December 2007, the FASB issued the Business Combinations Topic of the ASC, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of Business Combinations to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued the Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting for Derivative Instruments and Hedging Activities Topic of the ASC.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Accounting for Derivative Instruments and Hedging Activities. The adoption of Disclosures about Derivative Instruments and Hedging Activities on January 1, 2009 did not have a material impact to the Company’s existing disclosures.

3. Financing

At December 31, 2009 and 2008, long-term debt consisted of the following (expressed in thousands):

	December 31, 2009	December 31, 2008
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	5,725	6,445
Unamortized debt discount	(3,926)	(4,560)
Total debt	481,799	481,885
Less current capitalized lease obligation	745	720
Total long-term debt	$481,054	$481,165

8.5% Notes

In June 2007, Southern Star issued a notice of full redemption to the holders of its 8.5% Notes due 2010, calling all remaining 8.5% Notes for redemption. On August 1, 2007, Southern Star paid $3.2 million to redeem all outstanding 8.5% Notes and recorded a loss of $0.1 million related thereto.

6.75% Registered Notes

At December 31, 2009, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related Indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

Beginning March 1, 2009, we have the right to redeem all or part of the 6.75% Registered Notes at premiums defined in the indenture. At any time prior to March 1, 2011, Southern Star also has the right to redeem the 6.75% Notes in full at a make-whole premium as defined in the indenture.

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

Central’s 6.0% Notes

At December 31, 2009, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, National Association, as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $9.5 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets.  Amortization of the assets is included in Depreciation and amortization. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of December 31, 2009, the Company was in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

	Long-Term Debt Maturities	Capital Lease
	(In thousands)
2010	$—	$745
2011	—	235
2012	—	250
2013	—	265
2014	—	280
After 2014	480,000	3,950
Total	$480,000	$5,725

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On November 17, 2008, the parties reached a settlement to resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the Administrative Law Judge certified the settlement to the FERC and on June 1, 2009, the FERC issued an Order approving the settlement without modification. The settlement rates were designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a rate case no later than December 1, 2013.

 On October 22, 2008, the FERC issued an “Order Approving Audit Report and Directing Compliance and Other Corrective Actions,” or Audit Order,  in Docket No. PA08-1-000, as a result of a Compliance Audit conducted by the Division of Audits, or DA, within the Office of Enforcement of the FERC, pursuant to Section 8 of the NGA. This audit examined Central’s compliance with certain FERC accounting, reporting and transportation regulations, North American Energy Standards Board standards and provisions of Central’s FERC gas tariff.

The Audit Order found instances where Central did not comply with certain filing and electronic posting requirements of the FERC. The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that a predecessor owner of Central was “responsible for most of the serious violations.” The FERC specified corrective actions to be taken by Central and issued the Audit Order publicly “to provide guidance to other companies similarly situated.”

The Audit Order contains a list of remedies to address the DA’s findings, some of which Central has either already completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order, and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. Central has made all of the required filings and continues to file quarterly reports on the status of its compliance plan. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.2 million at December 31, 2009 and $2.3 million at December 31, 2008 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. Based on analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On March 5, 2009, the EPA proposed new emission standards that could apply to certain of Central’s existing reciprocating engines. These regulations are scheduled to be finalized during 2010, and any compliance obligations would likely have to be completed during 2013.

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

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact to Central’s existing operations. Final area designations are set to be issued by the EPA in March 2011 and a more thorough assessment can be made at that time. On January 6, 2010, the EPA proposed even more stringent NAAQS for ozone. Central will continue to track these developments and any potential impact on existing operations. The final standards are currently scheduled for promulgation by August 31, 2010. The proposal included a range of values; therefore, the final standard and any impacts are not quantifiable at this time.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. It is unknown when the Court will rule on the pending motion (which will likely be decided by a different judge), or whether the Plaintiffs will petition for an appeal if their motion for reconsideration is denied.

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

5. Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Current provision (benefit):
Federal	$6,154	$435	$364
State	1,823	715	539
	7,977	1,150	903
Deferred provision:
Federal	9,572	10,968	12,285
State	1,461	1,720	2,111
	11,033	12,688	14,396
Income tax provision	$19,010	$13,838	$15,299

Reconciliation of the normal statutory federal income tax rate to the Company’s effective income tax provision is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal taxes benefits	4.5%	4.5%	4.5%
Permanent items:
Other, net	0.1%	(0.1)%	0.2%
Income tax provision	39.6%	39.4%	39.7%

Significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (expressed in thousands):

	2009	2008
Deferred tax assets:
Tax benefit carryforwards	$69	$4,975
Accrued environmental costs	842	902
Accrued employee benefits	20,292	16,803
Intangibles	2,452	2,765
Other	1,589	1,550
Total deferred tax assets	25,244	26,995

Deferred tax liabilities:
Property, plant and equipment	65,455	58,241
Regulatory assets	19,202	17,174
Other	14,156	14,116
Total deferred tax liabilities	98,813	89,531
Net deferred tax liabilities	$(73,569)	$(62,536)

Classification:
Net current assets	$2,559	$5,351
Net long-term liabilities	(76,128)	(67,887)
Net deferred tax liabilities	$(73,569)	$(62,536)

As of December 31, 2009, tax benefit carryforwards of $69,000 are attributable to state income tax net operating losses with a carryforward period of 20 years. As such, these carryforward benefits will expire in 2029 to the extent not used by that date.

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

The Accounting for Uncertainty in Income Taxes Topic of the ASC establishes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Income Taxes. Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation during the first quarter of 2007. The adoption of Accounting for Uncertainty in Income Taxes resulted in a $14,000 charge to retained earnings. As of December 31, 2009 and 2008, Southern Star had no net unrecognized tax benefits.

Pursuant to the Accounting for Uncertainty in Income Taxes Topic of the ASC, the Company also records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations. The Company currently does not have a liability for tax penalties or interest related to uncertain tax positions. Comparable amounts for 2008 and 2007 were not significant.

As of December 31, 2009 and 2008, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning 2003 and November 16, 2002, respectively and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

6. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.

7. Financial Instruments

The Fair Value Measurements and Disclosures Topic of the ASC establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The Company had no financial assets or liabilities required to be measured at fair value on a recurring basis as of December 31, 2009 and 2008. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of these instruments. The fair value of the Company’s debt is based on market prices for these instruments and was $475.2 million, consisting of approximately $195.9 million for the 6.75% Registered Notes, $44.6 million for the 6.75% Unregistered Notes and $234.7 million for the 6.0% Notes at December 31, 2009, respectively.

Concentrations of Credit Risk

Central’s trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the central United States. The Company’s credit risk exposure in the event of nonperformance by these parties is limited to the face value of their respective receivables. As a general policy, collateral is not required for receivables, but customers’ financial position and creditworthiness are evaluated regularly.

8. Employee Benefit Plans

The Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by the Accounting for the Effects of Certain Types of Regulations Topic of the ASC, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending December 31, 2010. In addition, no plan assets are expected to be returned to the Company during the 12 months ending December 31, 2010.

The terms of the RP08-350 rate settlement allow Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. In comparison, Central’s previous rate settlement had allowed recoveries of $7.5 million annually. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. Central, as of December 31, 2009, had funded a total of $0.8 million in excess of its recoveries. Central’s funding of $10.0 million in 2009 was $0.5 million higher than its 2009 recoveries. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries, which consisted of $6.2 million recovered pursuant to the previous rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees, or Union Plan. The Union Plan covers 35% of the 480 total current employees of Central.

The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008 (expressed in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$26,259	$33,932
Service cost	1,010	1,231
Interest cost	1,457	1,804
Actuarial loss/(gain)	5,522	(3,122)
Benefits paid	(548)	(567)
Settlements	(3,128)	(6,622)
Transfers to non-union plan	(704)	(397)
Benefit obligation at end of year	29,868	26,259

Change in plan assets:
Fair value of plan assets at beginning of year	11,336	15,025
Actual return/(loss) on plan assets	2,548	(4,448)
Employer contributions	5,672	8,100
Benefits paid	(548)	(567)
Settlements	(3,128)	(6,622)
Transfers to non-union plan	(337)	(152)
Fair value of plan assets at end of year	15,543	11,336
Funded status/Accrued benefit cost	$(14,325)	$(14,923)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the accrued benefit cost in 2009 and 2008 includes $6.1 million and $2.7 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $26.0 million and $22.4 million at December 31, 2009 and 2008, respectively.

Lump sum distributions of $3.1 million and $6.6 million were paid to plan participants in 2009 and 2008, respectively.  The Union Plan’s distributions in 2009 and 2008 exceeded each year’s respective service and interest cost, triggering settlement accounting under Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC. The effects of the 2009 settlements were calculated as of January 31, 2009 and as of December 31, 2009 and the effects of the 2008 settlements were calculated as of March 31, 2008 and as of December 31, 2008.

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Components of net periodic pension expense:
Service cost	$1,010	$1,231	$1,269
Interest cost	1,457	1,804	1,838
Expected return on plan assets	(1,068)	(1,088)	(1,211)
Recognized actuarial loss	49	—	—
Employee transfers	(328)	(232)	(263)
Settlement recognition	528	544	53
Regulatory recovery of costs	3,672	5,574	3,571
Net periodic pension expense	$5,320	$7,833	$5,257

Approximately $0.1 million of amortization of net losses is expected to be reflected in expense in 2010.

The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Discount rate	5.48%	6.03%	6.17%
Rate of compensation increase	2.50%	3.75%	4.35%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Period February 1 through December 31, 2009 *	For the Period January 1 through January 31, 2009	For the Period April 1 through December 31, 2008 *	For the Period January 1 through March 31, 2008	For the Period May 1 through December 31, 2007 *	For the Period January 1 through April 30, 2007
Discount rate	6.31%	6.03%	6.34%	6.17%	5.75%	5.69%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.35%	3.75%	4.35%	4.35%	3.85%	3.75%

*

Changes in 2009, 2008 and 2007 weighted-average assumptions related to settlement accounting under the Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC.

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

The following are the fair values of the Union Plan’s assets for the period indicated (in thousands):

	As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash & Cash Equivalents	$ 558	$ -	$ 558
Equity and Exchange Traded Funds:
Emerging Markets	625	625	-
International Large Cap Core	730	730	-
International Large Cap Growth	395	395	-
International Large Cap Value	619	619	-
Large Cap Growth	2,916	2,916	-
Large Cap Value	2,169	2,169	-
Mid Cap Growth	963	963	-
Mid Cap Value	896	896	-
Small Cap Core	461	461	-
Small Cap Growth	509	509	-
Fixed Income:
Government Agency Obligations	1,183	-	1,183
Government Treasury Obligations	479	479	-
Municipal Obligations	196	-	196
Corporate Obligations	2,801	-	2,801
Other:
Accrued Income	43	1	42
Total	$ 15,543	$ 10,763	$ 4,780

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

The policy of the Union Plan is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.

Percent of Total Assets at Market Value

Asset Class	Minimum	Target	Maximum
U.S. equities	35.0%	45.0%	65.0%
Non-U.S. equities	5.0%	10.0%	15.0%

Total equities	40.0%	55.0%	70.0%

Fixed income and cash	30.0%	45.0%	60.0%
Special situations	0.0%	0.0%	5.0%

The asset allocation range established by the plan’s Investment Policy Statement is based upon a long-term investment perspective. As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. The Investment Committee is responsible for rebalancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

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

In 2010, the Company expects to contribute to the Union Plan a minimum of $2.0 million up to an amount that, when combined with the funding to the Non-Union Pension is, at a minimum, equivalent to the $8.7 million required by the Company’s RP08-350 rate settlement.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2010	$ 2,746
2011	2,470
2012	2,895
2013	4,273
2014	3,915
Years 2015 through 2019	16,353

Non-Union Retirement Plan

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008 (expressed in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$14,935	$14,030
Service cost	2,293	2,516
Interest cost	933	913
Actuarial loss/(gain)	4,907	(2,432)
Benefits paid	(649)	(489)
Transfers from union plan	704	397
Benefit obligation at end of year	23,123	14,935

Change in plan assets:
Fair value of plan assets at beginning of year	6,130	9,498
Actual return/(loss) on plan assets	1,761	(3,031)
Employer contributions	4,374	—
Benefits paid	(649)	(489)
Transfers from union plan	337	152
Fair value of plan assets at end of year	11,953	6,130
Funded status/Accrued benefit cost	$(11,170)	$(8,805)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the accrued benefit cost in 2009 and 2008 includes $5.6 million and $1.6 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $18.5 million and $12.0 million at December 31, 2009 and 2008, respectively.

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Components of net periodic pension expense:
Service cost	$2,293	$2,516	$2,453
Interest cost	932	913	652
Expected return on plan assets	(807)	(807)	(665)
Employee transfers	328	232	263
Regulatory recovery/(accrual) of costs	1,434	(2,854)	(460)
Net periodic pension expense	$4,180	$—	$2,243

Approximately $0.2 million of amortization of net losses is expected to be reflected in expense in 2010.

The following are the weighted-average assumptions used to determine benefit obligation for the periods indicated:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Discount Rate	5.79%	6.07%	6.38%
Rate of compensation increase	3.75%	3.75%	4.35%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Discount Rate	6.07%	6.38%	5.83%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	4.35%	3.75%

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

The following are the fair values of the Non-Union Plan’s assets for the period indicated (expressed in thousands):

	As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash & Cash Equivalents	$ 287	$ -	$ 287
Equity and Exchange Traded Funds:
Emerging Markets	481	481	-
International Large Cap Core	549	549	-
International Large Cap Growth	299	299	-
International Large Cap Value	475	475	-
Large Cap Growth	2,244	2,244	-
Large Cap Value	1,670	1,670	-
Mid Cap Growth	741	741	-
Mid Cap Value	690	690	-
Small Cap Core	355	355	-
Small Cap Growth	391	391	-
Bond Funds:
Global Income	605	605	-
Intermediate Investment Grade Debt	469	469	-
Short – Intermediate Investment Grade Debt	474	474	-
Short Investment Grade Debt	1,376	1,376	-
Total Return	847	847	-
Total	$ 11,953	$ 11,666	$ 287

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

The policy of the Non-Union Plan is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.

Percent of Total Assets at Market Value

Asset Class	Minimum	Target	Maximum
U.S. equities	35.0%	45.0%	65.0%
Non-U.S. equities	5.0%	10.0%	15.0%

Total equities	40.0%	55.0%	70.0%

Fixed income and cash	30.0%	45.0%	60.0%
Special situations	0.0%	0.0%	5.0%

The asset allocation range established by the plan’s Investment Policy Statement is based upon a long-term investment perspective. As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. The Investment Committee is responsible for rebalancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

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

In 2010, the Company expects to contribute to the Non-Union Plan a minimum of $2.7 million up to an amount that, when combined with the funding to the Union Pension is, at a minimum, equivalent to the $8.7 million required by the Company’s RP08-350 rate settlement.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2010	$ 1,262
2011	1,375
2012	2,103
2013	2,232
2014	2,880
Years 2015 through 2019	18,319

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

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008 (expressed in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$37,582	$34,109
Service cost	484	348
Interest cost	2,136	2,152
Actuarial loss	2,433	2,644
Medicare Part D subsidy recognition	4	232
Benefits paid	(2,436)	(1,903)

Benefit obligation at end of year	40,203	37,582

Change in plan assets:
Fair value of plan assets at beginning of year	23,280	34,909
Actual return/(loss) on plan assets	5,545	(9,726)
Benefits paid	(2,436)	(1,903)

Fair value of plan assets at end of year	26,389	23,280

Funded status/Net accrued benefit cost	$(13,814)	$(14,302)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the net accrued benefit costs in 2009 and 2008 include $9.6 million and $12.0 million, respectively, of previously unrecognized net losses. The FERC allows Central to recover these prudently incurred costs through recovery in its rate settlement. As such, the related assets and liabilities recognized were offset with a corresponding regulatory asset or regulatory liability. The net accrued benefit costs reported above are net of the asset and liability reflected as Postretirement benefits other than pensions on the accompanying Consolidated Balance Sheets.

The following table sets forth the components of net periodic postretirement benefit costs, for the periods indicated (expressed in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Components of net periodic benefit expense:
Service cost	$484	$348	$417
Interest cost	2,136	2,152	1,981
Expected return on plan assets	(1,878)	(2,867)	(2,808)
Recognized actuarial loss/(gain)	1,239	(58)	—
Regulatory (accrual)/recovery of costs	(1,981)	425	410
Net periodic benefit expense	$—	$—	$—

Approximately $0.8 million of amortization of net losses is expected to be reflected in expense in 2010.

The following are the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Discount rate	5.83%	6.03%	6.39%
Healthcare cost trend rate assumed for next year	7.75%	8.75%	9.75%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.85%	4.85%	5.15%
Year that the rate reaches the ultimate trend	2015	2012	2012

The following table summarizes the various assumptions used to determine the net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Discount rate	6.03%	6.39%	5.84%
Expected return on plan assets (non-union/union)	6.67%/8.50%	6.67%/8.50%	6.67%/8.50%

Assumed health care cost trend rates for the periods indicated:

	December 31, 2009	December 31, 2008	December 31, 2007
Healthcare cost trend rate assumed for next year	7.75%	8.75%	11.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.85%	5.15%	4.85%
Year that the rate reaches the ultimate trend	2012	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$330	$(271)
Effect on accumulated postretirement benefit obligation	$5,375	$(4,142)

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

The following are the fair values of the Welfare Plan’s assets for the period indicated (expressed in thousands):

	As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash & Cash Equivalents	$ 809	$ 809	$ -
Equity and Exchange Traded Funds:
Emerging Markets	1,048	1,048	-
International Large Cap Core	1,237	1,237	-
International Large Cap Growth	657	657	-
International Large Cap Value	1,031	1,031	-
Large Cap Growth	4,967	4,967	-
Large Cap Value	3,693	3,693	-
Mid Cap Growth	1,654	1,654	-
Mid Cap Value	1,535	1,535	-
Small Cap Core	792	792	-
Small Cap Growth	875	875	-
Fixed Income:
Government Agency Obligations	1,656	-	1,656
Government Treasury Obligations	465	465	-
Municipal Obligations	43	-	43
Corporate Obligations	5,995	-	5,995
Bond Funds:
Global Income	43	43	-
Intermediate Investment Grade Debt	33	33	-
Short – Intermediate Investment Grade Debt	34	34	-
Short Investment Grade Debt	98	98	-
Total Return	60	60	-
Other:
Accrued Income	63	3	60
Benefits Receivable	96	-	96
Benefits Payable	(495)	-	(495)
Total	$ 26,389	$ 19,034	$ 7,355

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

The policy of the Welfare Plan is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.

Percent of Total Assets at Market Value

Asset Class	Minimum	Target	Maximum
U.S. equities	35.0%	45.0%	65.0%
Non-U.S. equities	5.0%	10.0%	15.0%

Total equities	40.0%	55.0%	70.0%

Fixed income and cash	30.0%	45.0%	60.0%
Special situations	0.0%	0.0%	5.0%

The asset allocation range established by the plan’s Investment Policy Statement is based upon a long-term investment perspective. As such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. The Investment Committee is responsible for rebalancing the assets and ensuring that the Trustee and the Investment Managers, as applicable, minimize deviations from their target asset allocation mixes.

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

The Company does not expect to make any contributions to its Welfare Plan in 2010.

The following table illustrates the estimated benefit payments for the other postretirement benefits, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

	Non-Union	Union	Total
2010	$ 420	$ 1,764	$ 2,184
2011	505	1,824	2,329
2012	601	1,854	2,455
2013	710	1,944	2,654
2014	839	1,990	2,829
Years 2015 through 2019	5,812	10,784	16,596

The Company receives Medicare Part D payments, which effectively reduce the Company’s cost of estimated benefit payments listed above.

 The following table illustrates the estimated Medicare Part D receipts, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

	Non-Union	Union	Total
2010	$ 6	$ 200	$ 206
2011	11	222	233
2012	20	249	269
2013	29	269	298
2014	38	292	330
Years 2015 through 2019	436	1,719	2,155

 Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the years ended December 31, 2009, 2008, and 2007 were $2.2 million, $2.0 million and $1.8 million, respectively.

9. Major Customers

Central’s two largest customers are Missouri Gas Energy, or MGE, a division of Southern Union Company, and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. Revenues received from MGE were $66.7 million, $59.4 million, and $58.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues received from KGS were $56.6 million, $51.3 million, and $50.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MGE had receivable balances of $5.4 million and $5.4 million for each of the years ended December 31, 2009 and 2008. KGS had receivable balances of $4.9 million and $5.0 million for the years ended December 31, 2009 and 2008, respectively.

10. Operating Leases

The Company leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2010	$282
2011	268
2012	268
2013	269
2014	236
After 2014	235
Total	$1,558

Total rental expense relating to operating leases was approximately $1.3 million, $1.3 million, and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Related Party Transactions

Central and Western Frontier have an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the years ended 2009, 2008 and 2007 Central paid approximately $1.0 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

12.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees totaling $9.3 million over a five-year period for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recognized $1.7 million, $2.0 million and $1.9 million in expenses for each of the years ended 2009, 2008 and 2007, respectively, for such annual payments.

13. Quarterly Data (Unaudited)

The following summarizes selected quarterly financial data for 2009 and 2008 (expressed in thousands):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$55,355 33,355	$54,744	$55,526	$55,176
Operating costs and expenses	33,355	35,573	34,354	37,338
Operating income	22,000	19,171	21,172	17,838
Interest expense	8,169	8,155	8,122	8,110
Interest income	(78)	(71)	(75)	(84)
Miscellaneous other (income) expenses, net	65	(67)	(134)	87
Total other expense, net	8,156	8,017	7,913	8,113
Income before income taxes	13,844	11,154	13,259	9,725
Provision for income taxes	5,479	4,425	5,240	3,866

Net Income	$8,365	$6,729	$8,019	$5,859

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$47,805	$46,868	$46,715	$55,400
Operating costs and expenses	30,336	33,540	33,100	35,040
Operating income	17,469	13,328	13,615	20,360
Interest expense	7,081	7,876	8,084	8,169
Interest income	(164)	(293)	(271)	(149)
Miscellaneous other (income) expenses, net	(300)	(150)	(189)	(19)
Total other expense, net	6,617	7,433	7,624	8,001
Income before income taxes	10,852	5,895	5,991	12,359
Provision for income taxes	4,303	2,234	2,413	4,888

Net Income	$6,549	$3,661	$3,578	$7,471

Exhibit 12.1

Ratio of Earnings to Fixed Charges

(In thousands)

	Post-acquisition					Pre-acquisition
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	For the Period August 12 through December 31, 2005	For the Period January 1 through August 11, 2005
Fixed Charges:
Interest expense	$32,556	$31,210	$28,842	$29,964	$11,337	$25,169
Capitalized interest	152	317	309	222	50	31
Fixed Charges	$32,708	$31,527	$29,151	$30,186	$11,387	$25,200

Earnings:
Add:
Income before income taxes	$47,982	$35,097	$38,506	$43,929	$16,150	$12,477
Fixed charges (calculated above)	32,708	31,527	29,151	30,186	11,387	25,200
Deduct:
Capitalized interest	(152)	(317)	(309)	(222)	(50)	(31)
Earnings	$80,538	$66,307	$67,348	$73,893	$27,487	$37,646

Ratio of Earnings to Fixed Charges[1]	2.46	2.10	2.31	2.45	2.41	1.49

 (1)

Ratio of Earnings to Fixed Charges is computed by dividing Earnings by Fixed Charges. For purposes of this calculation, “Earnings” is Income before income taxes plus Fixed Charges less Capitalized interest. “Fixed Charges” is Interest expense plus Capitalized interest. This calculation differs from the Fixed Charge Coverage Ratio as defined in the Indenture.

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a – 14(a) OR 15d – 14 (a)

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

	Signature	Title	Date

By:	/s/ Jerry L. Morris	Chief Executive Officer	March 15, 2010
Jerry L. Morris

Exhibit 31.2

CERTIFICATION PURSUANT TO RULES 13a – 14(a) OR 15d – 14 (a)

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

	Signature	Title	Date

By:	/s/ Susanne W. Harris	Chief Financial Officer	March 15, 2010
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report on Form 10-K of Southern Star Central Corp., or the Company, a Delaware corporation, for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof, or the Report, each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge, that:

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

	Signature	Title	Date

By:	/s/ Jerry L. Morris	Chief Executive Officer	March 15, 2010
Jerry L. Morris

By:	/s/ Susanne W. Harris	Chief Financial Officer	March 15, 2010
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.