Form 10-Q
period 2010-03-31
SOUTHERN STAR CENTRAL CORP
filed 2010-05-11
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes      No

As of May 11, 2010, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2010 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$41,265	$38,789
Receivables:
Trade	17,530	18,985
Income taxes	250	1,748
Transportation, exchange and fuel gas	4,427	11,605
Other	2,362	5,497
Inventories	6,893	6,910
Deferred income taxes	1,442	2,559
Costs recoverable from customers	857	750
Prepaid expenses	6,387	5,190
Other	662	678
Total current assets	82,075	92,711

Property, Plant and Equipment, at cost:
Natural gas transmission plant	664,726	662,316
Other natural gas plant	17,550	13,798
	682,276	676,114
Less – Accumulated depreciation and amortization	(73,622)	(68,320)
Property, plant and equipment, net	608,654	607,794

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	48,912	49,851
Prepaid expenses	420	485
Postretirement benefits other than pensions	1,302	1,398
Other deferred and noncurrent assets	7,568	8,171
Total other assets	369,968	371,671
Total Assets	$1,060,697	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$3,854	$3,174
Transportation, exchange and fuel gas	4,534	10,019
Income taxes	1,063	368
Other	3,814	8,039
Accrued taxes, other than income taxes	7,975	6,293
Accrued interest	6,083	6,938
Accrued payroll and employee benefits	8,075	11,645
Costs refundable to customers	88	1,674
Capitalized lease obligation due in one year	490	745
Other accrued liabilities	2,414	2,320
Total current liabilities	38,390	51,215

Long-Term Debt:
Capitalized lease obligation	4,865	4,980
Other long-term debt	476,232	476,074
Total long-term debt	481,097	481,054

Other Liabilities and Deferred Credits:
Deferred income taxes	64,686	63,050
Postretirement benefits other than pensions	15,508	15,212
Asset retirement obligations	2,828	2,782
Costs refundable to customers	1,714	2,067
Environmental remediation	1,351	1,403
Accrued pension	22,007	25,495
Other	171	168
Total other liabilities and deferred credits	108,265	110,177

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at March 31, 2010 and December 31, 2009	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	9,076	5,861
Total stockholder’s equity	432,945	429,730
Total Liabilities and Stockholder’s Equity	$1,060,697	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

	(In thousands)
Operating Revenues:
Transportation	$47,911	$49,417
Storage	4,821	5,825
Other revenue	185	113
Total operating revenues	52,917	55,355

Operating Costs and Expenses:
Operations and maintenance	10,355	11,082
Administrative and general	9,778	10,331
Depreciation and amortization	7,005	8,034
Taxes, other than income taxes	3,787	3,908
Total operating costs and expenses	30,925	33,355

Operating Income	21,992	22,000

Other (Income) Deductions:
Interest expense	8,123	8,169
Interest income	(64)	(78)
Miscellaneous other (income) expense, net	(87)	65
Total other deductions	7,972	8,156

Income Before Income Taxes	14,020	13,844

Provision for Income Taxes	4,946	5,479

Net Income/Total Comprehensive Income	$9,074	$8,365

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

	(In thousands)
OPERATING ACTIVITIES:
Net income	$9,074	$8,365
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	7,005	8,034
Deferred income taxes	2,753	4,868
Amortization of debt discount and expense	420	422
Receivables	5,998	471
Inventories	17	(426)
Other current assets	(1,181)	1,376
Payables and accrued liabilities	(5,499)	(4,324)
Other, including changes in noncurrent assets and liabilities	(1,984)	(4,422)
Net cash provided by operating activities	16,603	14,364

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(10,558)	(3,925)
Proceeds from sales and salvage values, net of costs of removal	2,672	(18)
Net cash used in investing activities	(7,886)	(3,943)

FINANCING ACTIVITIES:
Common dividends	(5,859)	(7,470)
Capital lease payments	(370)	(355)
Other financing	(12)	(14)
Net cash used in financing activities	(6,241)	(7,839)

Increase in cash and cash equivalents	2,476	2,582

Cash and cash equivalents at beginning of period	38,789	35,615

Cash and cash equivalents at end of period	$41,265	$38,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,562	$8,608
Income tax, net	—	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or Holdings, which is indirectly owned by GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2010, Central had transportation customer contracts with approximately 178 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 502 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States, or GAAP for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2010.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the March 31, 2010 classifications. These reclassifications have no effect on previously reported operating results or stockholder’s equity.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Goodwill

The Company has recorded $311.8 million of Goodwill as a result of the 2005 acquisition of the Company by Holdings. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic of the ASC.  In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its most recent annual impairment test of goodwill on December 31, 2009 which resulted in no recognition of an impairment loss.

Income Taxes

Deferred taxes are recorded under the liability method. Deferred taxes are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to the Accounting for Income Taxes Topic of the ASC.

In accordance with the Accounting for Uncertainty in Income Taxes, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Operations. The Company does not have a liability for tax penalties or interest related to uncertain tax positions.

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

Asset Retirement Obligations

In accordance with the FASB Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2010 was $2.4 million and $2.8 million respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2009 was $2.4 million and $2.8 million respectively.

Fair Value Measurements

The fair value of an asset or liability is based on market-based measures that reflect the credit risk of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments. The fair value of the Company’s debt is based on market price and was $494.9 million at March 31, 2010.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2010	December 31, 2009
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	5,355	5,725
Unamortized debt discount	(3,768)	(3,926)
Total debt	481,587	481,799
Less current capitalized lease obligation	490	745
Total long-term debt	$481,097	$481,054

6.75% Registered Notes

As of March 31, 2010, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Registered Notes are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

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

Central’s 6.0% Notes

As of March 31, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A, as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $9.5 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets.  Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of March 31, 2010, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. On November 17, 2008, the parties reached a settlement to resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the Administrative Law Judge certified the settlement to the FERC and on June 1, 2009, the FERC issued an Order approving the settlement without modification. The settlement rates were designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a rate case to become effective no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.1 million at March 31, 2010 and $2.2 million at December 31, 2009 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next two to three years.

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

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations. Final area designations are set to be issued by the EPA in March 2011 and a more thorough assessment can be made at that time. On January 6, 2010, the EPA proposed even more stringent NAAQS for ozone. Central will continue to track these developments and any potential impact on existing operations. The final standards are currently scheduled for promulgation by August 31, 2010. The proposal included a range of values; therefore, the final standard and any related impacts are not quantifiable at this time.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs plan to proceed with the merits of their claims, absent a “class” or move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs plan to proceed with the merits of their claims, absent a “class” or move to dismiss the lawsuit.

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

6.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010 was 35.3% compared to 39.6% for the same period ended March 31, 2009. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the first quarter of 2009 and 2010 primarily relates to a reduction in composite state income tax rates recorded during the first quarter of 2010.

In accordance with the Accounting for Uncertainty in Income Taxes, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Operations. The Company does not have a liability for tax penalties or interest related to uncertain tax positions.

As of March 31, 2010, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning January 1, 2003 and November 16, 2002, respectively, and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2011. No plan assets are expected to be returned to the Company during the 12 months ending March 31, 2011.

In April 2008, Central filed a general rate case under FERC Docket No. RP08-350, which was certified by the Administrative Law Judge to the FERC on January 13, 2009 and approved by the FERC on June 1, 2009. The terms of the RP08-350 rate settlement, which became effective November 1, 2008, allowed Central to recover in its rates $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. As of March 31, 2010, Central had funded a total of $0.8 million in excess of its recoveries. Central’s funding of $10.0 million in 2009 was $0.5 million higher than its 2009 recoveries. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries, which consisted of $6.2 million recovered pursuant to the previous rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Retirement Plan

Pension expense for the Company’s pension plans was $2.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Components of net periodic pension expense:
Service cost	$325	$250
Interest cost	394	381
Expected return on plan assets	(350)	(244)
Recognized actuarial loss	37	—
Regulatory recovery of costs	1,280	846
Net periodic pension expense	$1,686	$1,233

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Components of net periodic pension expense:
Service cost	$788	$563
Interest cost	325	225
Expected return on plan assets	(300)	(175)
Recognized actuarial loss	50	—
Regulatory (accrual)/recovery of costs	(174)	529
Net periodic pension expense	$689	$1,142

The Company made contributions to the pension plans totaling $4.8 million and $7.3 million for the three-month periods ended March 31, 2010 and 2009, respectively, and anticipates funding an additional $3.9 million during 2010.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Components of net periodic benefit expense:
Service cost	$140	$100
Interest cost	575	556
Expected return on plan assets	(535)	(475)
Recognized actuarial loss	213	350
Regulatory (accrual)/recovery of costs	(393)	(531)
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the three-month periods ended March 31, 2010 or 2009.

9. Related Party Transactions

Central and Western Frontier Pipeline Company, LLC., have an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central and Western Frontier Pipeline Company, LLC., for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. For each of the three-month periods ended March 31, 2010 and 2009, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

In addition, Southern Star and Holdings have an Administrative Services Agreement, or Services Agreement, with EFS Services, LLC to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services, LLC is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $0.4 million in expenses for each of the three-month periods ended March 31, 2010 and 2009, for such annual payments. The current agreements are scheduled to expire in 2010, but may be renewed annually thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 15, 2010 for the year ended December 31, 2009. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

General

Southern Star

Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or Holdings, which is indirectly owned by GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 19 years. Total average remaining contract life on a volume-weighted basis at March 31, 2010 was approximately five years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. A settlement resolving all issues related to this case was approved by the FERC and became final on June 1, 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

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

In January 2009, we initiated a binding open season for a “Storage Expansion Project” to increase Central’s existing storage capacity by a minimum of 5,000,000 Dekatherms, or Dths and increase delivery up to 50,000 Dths/day at its Elk City Storage Field. The expansion was restricted to our market area. The open season began on January 12, 2009 and concluded on February 20, 2009. The binding bids were reviewed and, based upon economic analysis, we determined that it was not economical to pursue this project as defined in that binding open season and the bids were rejected.

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

Central plans to construct a compressor station adjacent to its existing Elk City Storage Field dehydration plant near Independence, Kansas.  We filed the FERC 7(c) application (Docket No. CP10-2) on October 9, 2009, acquired the compressor station site, initiated the process of obtaining environmental permits, ordered a turbine compressor, and secured air permits for the compressor.  The Environmental Assessment was initiated by the FERC on November 16, 2009.  Bids for construction are anticipated to be issued in the second quarter of 2010, with construction beginning in the third quarter of 2010, pending FERC approval.

In April 2009, we initiated a binding open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri, which concluded on May 8, 2009.  Two binding bids were received for incremental contract demand of 9,000 Dths/day.  Precedent agreements have been finalized. We will seek regulatory approval from the FERC for the construction portion of the project in early 2011. Initial services are projected to begin at contract demand levels of 5,000 Dths/day to be effective November 1, 2010 and with an additional 4,000 Dths/day to be effective August 1, 2011, after construction is complete. The construction is expected to cost approximately $2.0 million and will ultimately provide annual revenues of $0.5 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have not been significant changes to our Critical Accounting Policies as included in our 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2010 and 2009

Operating revenues decreased by $2.4 million, or 4.4%, to $52.9 million for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009.  The decrease is primarily due to lower transportation and storage revenues in the first quarter of 2010.  Lower transportation revenues are a result of decreased incremental park and loan services due to the lack of market volatility on future price curves and weather based operational conditions in 2010 that existed in 2009. Lower storage revenues are a result of decreased inventories in storage due to an increase in demand for natural gas, resulting from colder climate conditions in 2010 compared to 2009.

Operations and maintenance expenses decreased by $0.7 million, or 6.6%, to $10.4 million for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009.  The decrease is primarily due to lower expenses in 2010 for contractual services, supplies, pipeline integrity management program costs, labor, well testing and materials, offset partially by higher expenses in 2010 for gas losses and expenses related to a pipeline failure in Kansas in March 2010.

Administrative and general expenses decreased by $0.6 million, or 5.4%, to $9.8 million for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009.  The decrease is primarily due to lower expenses in 2010 for group medical insurance, employee incentives and 401(k) contributions, offset partially by an increase in a reserve for survivor benefits and lower operating expenses transferred to capital.

Depreciation expense was $7.0 million and $8.0 million for the three month periods ended March 31, 2010 and 2009, respectively, a $1.0 million, or 12.8%, decrease.  The decrease is primarily due to the large decrease in depreciable base in the first three months of 2010 from asset retirements.  Also contributing to the decrease is $4.8 million in software cost becoming fully amortized during 2009.

The provision for income taxes decreased by $0.5 million, or 9.7%, to $4.9 million for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009. The decrease is primarily due to a change in the composite state tax rate in the first quarter of 2010, partially offset by the taxes associated with the higher 2010 pre-tax income.

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

As of May 4, 2010, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $16.6 million and $14.4 million, respectively.  Cash from operating activities was higher in 2010 primarily due to first quarter 2010 cash receipts for reimbursable projects and lower first quarter 2010 funding to our pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.  The increase was partially offset by a construction project prepayment in 2010 and lower 2010 operating income, excluding depreciation.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $7.9 million and $3.9 million, respectively. Cash used in investing activities was higher in the first quarter of 2010 primarily due to higher maintenance capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $6.2 million and $7.8 million, respectively. The decrease is primarily due to lower 2010 dividend payments.

6.75% Registered Notes

As of March 31, 2010, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payments of dividends or distributions to equity holders, under the indenture governing the 6.75% Registered Notes, are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

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

6.75% Unregistered Notes

On April 16, 2008, we completed the sale of $50.0 million aggregate principal amount of 6.75% Unregistered Notes in a private placement. In connection with the offering, we entered into an indenture dated April 16, 2008 with The Bank of New York Trust Company, N.A., as trustee.

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

Central’s 6.0% Notes

As of March 31, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A, as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $9.5 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets.  Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that we will file consolidated tax returns on behalf of ourselves, Holdings and Central and will pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6. During the second quarter of 2009, remaining tax benefit carryforwards were substantially realized, resulting in cash outlays attributable to tax liabilities originating in the current period, as well as future periods.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case was approved without modification by the FERC on June 1, 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to become effective no later than December 1, 2013.

On April 13, 2010, the United States District Court for the District of Kansas issued a “Memorandum and Order” in Colorado Interstate Gas Company vs. Thomas E. Wright, et al., Case No. 09-4031-SAC, concluding that the Kansas statutes and regulations pertaining to the regulation of underground storage, (Kansas Underground Porosity Gas Storage Regulations), are “clearly pre-empted” by both the Natural Gas Act and the Pipeline Safety Act, with regard to gas stored in Kansas that is transported in interstate commerce.  The Kansas Corporation Commission (KCC), chaired by Mr. Wright, has until May 13, 2010, to appeal this ruling.  Should the KCC decide not to appeal the U.S. District Court’s ruling, Central would no longer have to comply with the Kansas regulations, including the provisions requiring Central to obtain “Fully Authorized Operating Permits” from the KCC for each of its seven storage fields located in Kansas.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $0.4 million in expenses for each of the three month periods ended March 31, 2010 and 2009, respectively, for such annual payments. The current agreements are scheduled to expire in 2010 but may be renewed annually thereafter.

As of March 31, 2010, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $66.3 million in 2010 including approximately $17.4 million for the Elk City “Storage Expansion Project” and approximately $13.5 million for projects under our pipeline integrity management program. We expect to fund 2010 capital expenditures from cash on hand and cash generated from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt at March 31, 2010, had a carrying value of $476.2 million and a fair value of $494.9  million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.4 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of March 31, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs plan to proceed with the merits of their claims, absent a “class” or move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs plan to proceed with the merits of their claims, absent a “class” or move to dismiss the lawsuit.

Item 1A. Risk Factors

See our 2009 Annual Report on Form 10-K, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

SOUTHERN STAR CENTRAL CORP.
May 11, 2010	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 11, 2010	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 11, 2010
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 11, 2010
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 11, 2010
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 11, 2010
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.