Form 10-Q
period 2010-06-30
SOUTHERN STAR CENTRAL CORP
filed 2010-08-11
CIK 1260349

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes      No

As of August 11, 2010, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2010 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$41,170	$38,789
Receivables:
Trade	17,405	18,985
Income taxes	1,462	1,748
Transportation, exchange and fuel gas	30,852	11,605
Other	956	5,497
Inventories	6,804	6,910
Deferred income taxes	2,136	2,559
Costs recoverable from customers	2,261	750
Prepaid expenses	7,104	5,190
Other	417	678
Total current assets	110,567	92,711

Property, Plant and Equipment, at cost:
Natural gas transmission plant	673,953	662,316
Other natural gas plant	19,340	13,798
	693,293	676,114
Less – Accumulated depreciation and amortization	(81,270)	(68,320)
Property, plant and equipment, net	612,023	607,794

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	50,044	49,851
Prepaid expenses	355	485
Postretirement benefits other than pensions	952	1,398
Other deferred and noncurrent assets	7,023	8,171
Total other assets	370,140	371,671
Total Assets	$1,092,730	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$6,295	$3,174
Transportation, exchange and fuel gas	32,363	10,019
Income taxes	26	368
Other	4,581	8,039
Accrued taxes, other than income taxes	6,999	6,293
Accrued interest	6,929	6,938
Accrued payroll and employee benefits	9,531	11,645
Costs refundable to customers	89	1,674
Capitalized lease obligation due in one year	490	745
Other accrued liabilities	1,776	2,320
Total current liabilities	69,079	51,215

Long-Term Debt:
Capitalized lease obligation	4,865	4,980
Other long-term debt	476,390	476,074
Total long-term debt	481,255	481,054

Other Liabilities and Deferred Credits:
Deferred income taxes	66,906	63,050
Postretirement benefits other than pensions	16,043	15,212
Asset retirement obligations	2,874	2,782
Costs refundable to customers	1,370	2,067
Environmental remediation	1,660	1,403
Accrued pension	23,593	25,495
Other	196	168
Total other liabilities and deferred credits	112,642	110,177

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at June 30, 2010 and December 31, 2009	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	5,885	5,861
Total stockholder’s equity	429,754	429,730
Total Liabilities and Stockholder’s Equity	$1,092,730	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009

	(In thousands)
Operating Revenues:
Transportation	$45,702	$48,745
Storage	5,695	5,916
Other revenue	166	83
Total operating revenues	51,563	54,744

Operating Costs and Expenses:
Operations and maintenance	12,394	13,216
Administrative and general	9,460	10,518
Depreciation and amortization	8,009	8,185
Taxes, other than income taxes	4,056	3,654
Total operating costs and expenses	33,919	35,573

Operating Income	17,644	19,171

Other (Income) Deductions:
Interest expense	8,094	8,155
Interest income	(57)	(71)
Miscellaneous other income, net	(134)	(67)
Total other deductions	7,903	8,017

Income Before Income Taxes	9,741	11,154

Provision for Income Taxes	3,857	4,425

Net Income/Total Comprehensive Income	$5,884	$6,729

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

	(In thousands)
Operating Revenues:
Transportation	$93,613	$98,162
Storage	10,516	11,741
Other revenue	351	196
Total operating revenues	104,480	110,099

Operating Costs and Expenses:
Operations and maintenance	22,749	24,298
Administrative and general	19,238	20,849
Depreciation and amortization	15,014	16,219
Taxes, other than income taxes	7,843	7,562
Total operating costs and expenses	64,844	68,928

Operating Income	39,636	41,171

Other (Income) Deductions:
Interest expense	16,217	16,324
Interest income	(121)	(149)
Miscellaneous other income, net	(221)	(2)
Total other deductions	15,875	16,173

Income Before Income Taxes	23,761	24,998

Provision for Income Taxes	8,803	9,904

Net Income/Total Comprehensive Income	$14,958	$15,094

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

	(In thousands)
OPERATING ACTIVITIES:
Net income	$14,958	$15,094
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	15,014	16,219
Deferred income taxes	4,279	7,316
Amortization of debt discount and expense	841	844
Receivables	6,227	(1,683)
Inventories	106	(429)
Other current assets	(1,653)	2,251
Payables and accrued liabilities	(2,639)	(484)
Other, including changes in noncurrent assets and liabilities	(358)	(2,953)
Net cash provided by operating activities	36,775	36,175

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(21,651)	(16,597)
Proceeds from sales and salvage values, net of costs of removal	2,585	156
Net cash used in investing activities	(19,066)	(16,441)

FINANCING ACTIVITIES:
Common dividends	(14,934)	(15,834)
Capital lease payments	(370)	(355)
Other financing	(24)	(28)
Net cash used in financing activities	(15,328)	(16,217)

Increase in cash and cash equivalents	2,381	3,517

Cash and cash equivalents at beginning of period	38,789	35,615

Cash and cash equivalents at end of period	$41,170	$39,132

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$15,390	$15,484
Income tax, net	4,580	4,766

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2010, Central had transportation customer contracts with approximately 175 shippers, which it services through approximately 514 delivery points. Transportation shippers include natural gas distribution companies, power generation companies, municipalities, intrastate pipelines, direct industrial users, and natural gas marketers and producers. Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 Bcf and aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their requirements in times of peak demand. During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from these fields. Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

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

Goodwill

The Company has recorded $311.8 million of Goodwill as a result of the 2005 acquisition of the Company by Holdings. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic of the Accounting Standards Codification, or ASC.  In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

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

Asset Retirement Obligations

In accordance with the FASB Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2010 was $2.3 million and $2.9 million respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2009 was $2.4 million and $2.8 million respectively.

Fair Value Measurements

The fair value of an asset or liability is based on market-based measures that reflect the credit risk of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments. The fair value of the Company’s debt, based on market price, was $492.3 million at June 30, 2010.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2010	December 31, 2009
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	5,355	5,725
Unamortized debt discount	(3,610)	(3,926)
Total debt	481,745	481,799
Less current capitalized lease obligation	490	745
Total long-term debt	$481,255	$481,054

6.75% Registered Notes

As of June 30, 2010, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

Central’s 6.0% Notes

As of June 30, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

Other

As of June 30, 2010, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services  in Central’s tariff. On November 17, 2008, the parties reached a settlement to resolve all issues related to this proceeding. The settlement provided for Central to bill the settlement rates beginning November 1, 2008, on an interim basis and, if approved, no refunds would be due. The settlement was filed with the FERC on December 11, 2008, and all comments filed by various parties were in support of the settlement. On January 13, 2009, the Administrative Law Judge certified the settlement to the FERC and on June 1, 2009, the FERC issued an Order approving the settlement without modification. The settlement rates were designed to increase Central’s revenues approximately $20.0 million above revenues for the 12 months ended January 31, 2008, the base period covered in its filing. Under the terms of the settlement, Central is required to file a rate case to become effective no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.4 million at June 30, 2010 and $2.2 million at December 31, 2009 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

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

6.  Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2010 was 37.0% compared to 39.6% for the same period ended June 30, 2009. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the second quarter of 2009 and 2010 primarily relates to a reduction in composite state income tax rates recorded during 2010.

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

As of June 30, 2010, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning January 1, 2003 and November 16, 2002, respectively, and forward, in some cases due to net operating losses carried forward. There are currently no income tax audits in process or scheduled in the future.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2011. No plan assets are expected to be returned to the Company during the 12 months ending June 30, 2011.

In April 2008, Central filed a general rate case under FERC Docket No. RP08-350, which was certified by the Administrative Law Judge to the FERC on January 13, 2009 and approved by the FERC on June 1, 2009. The terms of the RP08-350 rate settlement, which became effective November 1, 2008, allowed Central to recover in its rates $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. As of December 31, 2009, Central had funded a total of $0.8 million in excess of its recoveries. Central’s funding of $10.0 million in 2009 was $0.5 million higher than its 2009 recoveries. Central’s funding of $8.1 million in 2008 was $0.3 million higher than its 2008 recoveries, which consisted of $6.2 million recovered pursuant to the previous rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Retirement Plan

Pension expense for the Company’s pension plans was $4.8 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Components of net periodic pension expense:
Service cost	$689	$502
Interest cost	709	720
Expected return on plan assets	(670)	(535)
Recognized actuarial loss	77	22
Employee transfers	24	(328)
Settlement recognition	1,053	409
Regulatory recovery of costs	800	1,870
Net periodic pension expense	$2,682	$2,660

Non-Union Retirement Plan
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Components of net periodic pension expense:
Service cost	$1,731	$1,146
Interest cost	699	466
Expected return on plan assets	(620)	(403)
Recognized actuarial loss	193	—
Employee transfers	(24)	328
Regulatory recovery of costs	89	553
Net periodic pension expense	$2,068	$2,090

The Company made contributions to the pension plans totaling $5.8 million and $8.2 million for the six-month periods ended June 30, 2010 and 2009, respectively, and anticipates funding an additional $2.9 million during 2010.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Components of net periodic benefit expense:
Service cost	$261	$242
Interest cost	1,294	1,068
Expected return on plan assets	(1,068)	(939)
Recognized actuarial loss	790	619
Regulatory accrual of costs	(1,277)	(990)
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the six-month periods ended June 30, 2010 or 2009.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During each of the three-month periods ended June 30, 2010 and 2009, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC.  During each of the first six-month periods of 2010 and 2009, Central paid approximately $0.5 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. The Company is accruing the expenses associated with these payments ratably over the period services are being provided. The Company recorded $0.9 million in expenses for each of the six-month periods ended June 30, 2010 and 2009, for such annual payments. The current agreements are scheduled to expire on December 31, 2010.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 19 years. Total average remaining contract life on a volume-weighted basis at June 30, 2010 was approximately five years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. A settlement resolving all issues related to this case, which required Central to bill the settlement rates beginning November 1, 2008, on an interim basis, was approved by the FERC and became final on June 1, 2009. This general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective on or before December 1, 2013.

Central’s rates are regulated by the FERC and are designed to provide an allowed rate of return on equity after recovering its costs of service, assuming that its service and contract levels remain constant. As such, Central’s opportunities to grow profits and cash flows are generally limited to its ability to acquire new business on its existing pipeline system or expand into new areas or services. Expansion of its pipeline system or provision of new services generally requires authorization from the FERC. Our risk of declining profits or cash flows are primarily related to Central’s ability to maintain its current service levels at its current rates, including the renewal of long-term contracts on substantially equivalent terms, and our ability to prudently manage our costs. We expect to continue to manage our operating costs and to renew expiring contracts on substantially equivalent or more favorable terms.

Pipeline integrity regulations continue to increase our operating costs for integrity testing, permitting, and other compliance with new regulations. Central remains on schedule to meet all compliance regulations and expects that operating costs associated with such regulations will continue to be recovered in the rates it charges for its services.

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

Central is in the process of expanding its Elk City Storage Field, or the “Storage Expansion Project,” to provide an additional 4,000,000 Dekatherms, or Dths, of storage capacity. The expansion is supported by Firm Storage Service agreements with customers to be effective April 1, 2011. The estimated cost of the expansion facilities is approximately $23.2 million and is expected to generate approximately $4.7 million in annual revenues.

The facilities include constructing a compressor station adjacent to Central’s existing Elk City Storage Field dehydration plant near Independence, Kansas. We filed the FERC 7(c) application (Docket No. CP10-2) on October 9, 2009, acquired the compressor station site, ordered a turbine compressor, secured air permits for the compressor and obtained all necessary environmental permits. The Environmental Assessment, or EA, was initiated by the FERC on November 16, 2009. On March 30, 2010, favorable responses in regards to the project’s low significant environmental impact were received from the FERC EA. On May 20, 2010, the FERC released an “Order Issuing Certificate”, or Order, granting a portion of the requested certificate authorization, as well as Southern Star’s request of market based rate authority, subject to conditions. On June 9, 2010, Central accepted the Order, which allows construction of the facilities to begin in August 2010. On July 2, 2010, Central filed an application with the FERC to amend the certificate to allow for the conversion of 1.4 Bcf of base gas to working gas. This request for a conversion allowance was originally denied in the Order. The application addressed the technical justification and operational parameters related to the 1.4 Bcf of base gas. This project is proposed to be in service by April 1, 2011.

In April 2009, we initiated a binding open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri, which concluded on May 8, 2009.  Two binding bids were received for incremental contract demand of 9,000 Dths/day.  Precedent agreements have been finalized. We will seek regulatory approval from the FERC for the construction portion of the project in early 2011. Initial services are projected to begin at contract demand levels of 5,000 Dths/day to be effective November 1, 2010 and with an additional 4,000 Dths/day to be effective August 1, 2011, after construction is complete. The construction is expected to cost approximately $2.0 million and will ultimately generate annual revenues of $0.5 million.

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

Comparison of the Three Months Ended June 30, 2010 and 2009

Operating revenues decreased by $3.1 million, or 5.8%, from $54.7 million to $51.6 million for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009.  The decrease is primarily due to lower transportation and storage revenues in the second quarter of 2010.  Lower transportation revenues are a result of decreased incremental park and loan services due to lower future price curves and the flattening basis differentials in 2010, offset partially by higher reservation revenues. Lower storage revenues are a result of decreased inventories in storage that were a result of increased residential natural gas demand related to the cooler weather that occurred in the first quarter of 2010.

Operations and maintenance expenses were $12.4 million and $13.2 million for the three-month periods ended June 30, 2010 and 2009, respectively, a $0.8 million, or 6.2%, decrease.  The decrease is primarily due to lower expenses in 2010 for pipeline integrity management program costs, labor, employee relocations, lube oil, well testing and materials, offset partially by higher expenses for gas losses and expenses related to a March 2010 pipeline failure in Kansas, as well as expenses related to right of way clearing and contractual services.

Administrative and general expenses decreased by $1.0 million, or 10.1%, from $10.5 million to $9.5 million for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009.  The decrease is primarily due to lower expenses in 2010 for group medical insurance, employee incentives and professional services, offset partially by an increase in legal services.

Depreciation expense was $8.0 million and $8.2 million for the three month-periods ended June 30, 2010 and 2009, respectively, a $0.2 million, or 2.2%, decrease.  The decrease is primarily due to a decrease in depreciable base in 2010 from asset retirements of communication and computer equipment, as well as compressor station turbines.  Also contributing to the decrease is $4.8 million in software costs becoming fully amortized during 2009.

Taxes, other than income taxes, were $4.1 million and $3.7 million for the three-month periods ended June 30, 2010 and 2009, respectively, a $0.4 million, or 11.0%, increase.  The increase is primarily due to higher expenses for ad-valorem taxes, partially offset by lower payroll taxes.

The provision for income taxes decreased by $0.5 million, or 12.8%, from $4.4 million to $3.9 million for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009. The decrease is commensurate with lower pre-tax income.

Comparison of the Six Months Ended June 30, 2010 and 2009

Operating revenues were $104.5 million and $110.1 million for the six-month periods ended June 30, 2010 and 2009, respectively, a $5.6 million, or 5.1%, decrease. The decrease is primarily due to lower transportation and storage revenues in 2010.  Lower transportation revenues are a result of decreased incremental park and loan services due to lower future price curves and the flattening of basis differentials in 2010, offset partially by higher reservation revenues. Lower storage revenues are a result of decreased inventories in storage that were a result of increased residential natural gas demand related to the cooler weather that occurred in the first quarter of 2010.

Operations and maintenance expenses decreased by $1.6 million, or 6.4%, from $24.3 million to $22.7 million for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009.  The decrease is primarily due to lower expenses in 2010 for pipeline integrity management program costs, labor, well testing, materials, employee relocations, professional services, lube oil and higher operating expenses transferred to capital, offset partially by higher expenses for gas losses and expenses related to a March 2010 pipeline failure.

Administrative and general expenses decreased by $1.6 million, or 7.7%, from $20.8 million to $19.2 million for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009.  The decrease is primarily due to lower expenses in 2010 for group medical insurance, employee incentives and 401(k) contributions, offset partially by an increase in a reserve for worker’s compensation and lower operating expenses transferred to capital.

Depreciation expense was $15.0 million and $16.2 million for the six-month periods ended June 30, 2010 and 2009, respectively, a $1.2 million, or 7.4%, decrease.  The decrease is primarily due to a decrease in depreciable base in 2010 from asset retirements of communication and computer equipment, as well as compressor station turbines.  Also contributing to the decrease is $4.8 million in software costs becoming fully amortized during 2009.

Taxes, other than income taxes, increased by $0.2 million, or 3.7%, from $7.6 million to $7.8 million for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009.  The increase is primarily due to higher expenses for ad-valorem tax in 2010, partially offset by lower 2010 payroll taxes.

The provision for income taxes was $8.8 million and $9.9 million for the six-month periods ended June 30, 2010 and 2009, respectively, a $1.1 million, or 11.1%, decrease. The decrease is commensurate with lower pre-tax income and a decrease in the composite state tax rate in the first quarter of 2010.

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

As of August 2, 2010, we had senior long-term debt ratings of Ba2 from Moody’s Investors Service and BB+ from Standard & Poor’s, and Central had senior long-term debt ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s. Any downgrades in these ratings may increase our future borrowing costs or limit our access to capital.

Net cash provided by operating activities for the six-month periods ended June 30, 2010 and 2009 was $36.8 million and $36.2 million, respectively.  Cash from operating activities was higher in 2010 primarily due to 2010 cash receipts for reimbursable projects, lower 2010 income tax receivables, and lower 2010 funding to our pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.  The increase was partially offset by a construction project prepayment in 2010 and lower 2010 operating income, excluding depreciation.

Net cash used in investing activities for the six-month periods ended June 30, 2010 and 2009 was $19.1 million and $16.4 million, respectively. Cash used in investing activities was higher in the second quarter of 2010 primarily due to the Storage Expansion Project and higher maintenance capital expenditures.

Net cash used in financing activities for the six-month periods ended June 30, 2010 and 2009 was $15.3 million and $16.2 million, respectively. The decrease is primarily due to lower 2010 dividend payments.

6.75% Registered Notes

As of June 30, 2010, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

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

Central’s 6.0% Notes

As of June 30, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

On April 13, 2010, the United States District Court for the District of Kansas issued a “Memorandum and Order” in Colorado Interstate Gas Company vs. Thomas E. Wright, et al., Case No. 09-4031-SAC, concluding that the Kansas statutes and regulations pertaining to the regulation of underground storage, or the Kansas Underground Porosity Gas Storage Regulations, are “clearly pre-empted” by both the Natural Gas Act and the Pipeline Safety Act, with regard to gas stored in Kansas that is transported in interstate commerce.  The Kansas Corporation Commission, or the KCC, chaired by Mr. Wright, did not file an appeal in the case and now has officially taken the position that the KCC’s jurisdiction extends only to intrastate storage operations in Kansas. Thus, Central is no longer required to obtain fully authorized operating permits from the KCC for its storage fields in Kansas, nor must it comply with the KCC rules regarding integrity testing.

We have entered into employee retention agreements with the officers of Central. These agreements require annual payments to those employees for their continued employment. We are accruing the expenses associated with these payments ratably over the period services are being provided. We recorded $0.9 million in expenses for the six-month periods ended June 30, 2010 and 2009, respectively, for such annual payments. The current agreements are scheduled to expire on December 31, 2010.

As of June 30, 2010, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $65.9 million in 2010 including approximately $17.4 million for the Storage Expansion Project and approximately $13.7 million for projects under our pipeline integrity management program. We expect to fund 2010 capital expenditures from cash on hand and cash generated from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt as of June 30, 2010, had a carrying value of $476.4 million and a fair value of $492.3 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), and $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.4 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of June 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continue to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiff’s most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiff’s October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Item 1A. Risk Factors

See our 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.28	—Amendment No. 3 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Jerry L. Morris.
10.29	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert S. Bahnick.
10.30	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert W. Carlton.
10.31	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Chris W. Ellison.
10.32	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and David L. Finley.
10.33	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Beverly H. Griffith.
10.34	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Susanne W. Harris.
10.35	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Daryl R. Johnson.
10.36	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Richard J. Reischman.
31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

SOUTHERN STAR CENTRAL CORP.
August 11, 2010	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 11, 2010	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

10.28	—Amendment No. 3 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Jerry L. Morris.
10.29	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert S. Bahnick.
10.30	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert W. Carlton.
10.31	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Chris W. Ellison.
10.32	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and David L. Finley.
10.33	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Beverly H. Griffith.
10.34	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Susanne W. Harris.
10.35	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Daryl R. Johnson.
10.36	—Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Richard J. Reischman.
31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2010
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2010
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 11, 2010
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 11, 2010
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.