Form 10-Q
period 2010-09-30
SOUTHERN STAR CENTRAL CORP
filed 2010-11-09
CIK 1260349

39G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes      No

As of November 9, 2010, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2010 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$39,746	$38,789
Receivables:
Trade	17,573	18,985
Income taxes	206	1,748
Transportation, exchange and fuel gas	7,234	11,605
Other	623	5,497
Inventories	6,697	6,910
Deferred income taxes	2,211	2,559
Costs recoverable from customers	4,335	750
Prepaid expenses	1,434	5,190
Other	429	678
Total current assets	80,488	92,711

Property, Plant and Equipment, at cost:
Natural gas transmission plant	696,057	662,316
Other natural gas plant	19,556	13,798
	715,613	676,114
Less – Accumulated depreciation and amortization	(87,304)	(68,320)
Property, plant and equipment, net	628,309	607,794

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	49,246	49,851
Prepaid expenses	291	485
Postretirement benefits other than pensions	730	1,398
Other deferred and noncurrent assets	6,831	8,171
Total other assets	368,864	371,671
Total Assets	$1,077,661	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$5,690	$3,174
Transportation, exchange and fuel gas	10,819	10,019
Income taxes	633	368
Other	8,073	8,039
Accrued taxes, other than income taxes	10,682	6,293
Accrued interest	6,079	6,938
Accrued payroll and employee benefits	7,799	11,645
Costs refundable to customers	90	1,674
Capitalized lease obligation due in one year	235	745
Other accrued liabilities	1,541	2,320
Total current liabilities	51,641	51,215

Long-Term Debt:
Capitalized lease obligation	4,745	4,980
Other long-term debt	476,548	476,074
Total long-term debt	481,293	481,054

Other Liabilities and Deferred Credits:
Deferred income taxes	68,096	63,050
Postretirement benefits other than pensions	16,459	15,212
Asset retirement obligations	2,919	2,782
Costs refundable to customers	1,217	2,067
Environmental remediation	1,610	1,403
Accrued pension	23,937	25,495
Other	190	168
Total other liabilities and deferred credits	114,428	110,177

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at September 30, 2010 and December 31, 2009	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	6,430	5,861
Total stockholder’s equity	430,299	429,730
Total Liabilities and Stockholder’s Equity	$1,077,661	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009

	(In thousands)
Operating Revenues:
Transportation	$47,053	$48,031
Storage	7,509	7,358
Other revenue	125	137
Total operating revenues	54,687	55,526

Operating Costs and Expenses:
Operations and maintenance	14,918	11,689
Administrative and general	9,010	10,847
Depreciation and amortization	8,083	8,121
Taxes, other than income taxes	4,243	3,697
Total operating costs and expenses	36,254	34,354

Operating Income	18,433	21,172

Other (Income) Deductions:
Interest expense	8,076	8,122
Interest income	(51)	(75)
Miscellaneous other income, net	(203)	(134)
Total other deductions	7,822	7,913

Income Before Income Taxes	10,611	13,259

Provision for Income Taxes	4,183	5,240

Net Income/Total Comprehensive Income	$6,428	$8,019

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

	(In thousands)
Operating Revenues:
Transportation	$140,666	$146,193
Storage	18,025	19,099
Other revenue	476	333
Total operating revenues	159,167	165,625

Operating Costs and Expenses:
Operations and maintenance	37,667	35,987
Administrative and general	28,248	31,696
Depreciation and amortization	23,097	24,340
Taxes, other than income taxes	12,086	11,259
Total operating costs and expenses	101,098	103,282

Operating Income	58,069	62,343

Other (Income) Deductions:
Interest expense	24,293	24,446
Interest income	(172)	(224)
Miscellaneous other income, net	(424)	(136)
Total other deductions	23,697	24,086

Income Before Income Taxes	34,372	38,257

Provision for Income Taxes	12,986	15,144

Net Income/Total Comprehensive Income	$21,386	$23,113

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

	(In thousands)
OPERATING ACTIVITIES:
Net income	$21,386	$23,113
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	23,097	24,340
Deferred income taxes	5,394	9,176
Amortization of debt discount and expense	1,261	1,266
Receivables	7,579	81
Inventories	213	(529)
Other current assets	4,005	3,143
Payables and accrued liabilities	1,721	(185)
Other, including changes in noncurrent assets and liabilities	1,358	(932)
Net cash provided by operating activities	66,014	59,473

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(44,471)	(29,755)
Proceeds from sales and salvage values, net of costs of removal	1,011	1,091
Net cash used in investing activities	(43,460)	(28,664)

FINANCING ACTIVITIES:
Common dividends	(20,817)	(22,564)
Capital lease payments	(745)	(720)
Other financing	(35)	(41)
Net cash used in financing activities	(21,597)	(23,325)

Increase in cash and cash equivalents	957	7,484

Cash and cash equivalents at beginning of period	38,789	35,615

Cash and cash equivalents at end of period	$39,746	$43,099

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$23,894	$24,040
Income tax, net	5,785	6,846

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2010, Central had transportation customer contracts with approximately 154 shippers, which it services through approximately 496 delivery points. Transportation shippers include natural gas distribution companies, power generation companies, municipalities, intrastate pipelines, direct industrial users, and natural gas marketers and producers. Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 Bcf and aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their requirements in times of peak demand. During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from these fields. Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

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

Southern Star operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star for its federal income tax liability as though it were filing a separate return. Southern Star has an obligation under Treasury Regulations Section 1.1502-6 to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members.

Asset Retirement Obligations

In accordance with the FASB Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central has recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2010 was $2.3 million and $2.9 million respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2009 was $2.4 million and $2.8 million respectively.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  This ASU was effective January 1, 2010 (except for the Level 3 roll forward which is effective January 1, 2011).  Although it will expand the Company’s disclosures, the change will not have a material effect on the consolidated financial statements of the Company.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments. The fair value of the Company’s debt, based on market price, was $502.7 million at September 30, 2010.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	September 30, 2010	December 31, 2009
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,980	5,725
Unamortized debt discount	(3,452)	(3,926)
Total debt	481,528	481,799
Less current capitalized lease obligation	235	745
Total long-term debt	$481,293	$481,054

6.75% Registered Notes

As of September 30, 2010, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

Central’s 6.0% Notes

As of September 30, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

Other

As of September 30, 2010, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.4 million at September 30, 2010 and $2.2 million at December 31, 2009 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of the Company’s existing units. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2010. There are also other various proposed rules and potential federal legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on March 12, 2008, the EPA issued more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations. Final area designations are set to be issued by the EPA in March 2011 and a more thorough assessment can be made at that time. On January 6, 2010, the EPA proposed even more stringent NAAQS for ozone. Central will continue to track these developments and any potential impact the regulations may have on existing operations. The final standards were originally scheduled for promulgation by August 31, 2010; however, the EPA has not currently issued the new standards. The proposal included a range of values for the possible ozone standards; therefore, the final standards and any related impacts to Central’s existing operations are not quantifiable at this time.

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

6.  Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2010 was 37.8% compared to 39.6% for the same period ended September 30, 2009. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the third quarter of 2009 and 2010 primarily relates to a reduction in composite state income tax rates recorded during 2010.

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

As of September 30, 2010, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning January 1, 2003 and November 16, 2002, respectively, and forward, in some cases due to net operating losses carried forward. In the third quarter of 2010, Central received notification from the Kansas Department of Revenue of an examination of their Kansas taxes, covering the years 2007, 2008 and 2009.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2011. No plan assets are expected to be returned to the Company during the 12 months ending September 30, 2011.

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

Retirement Plan

Pension expense for the Company’s pension plans was $1.9 million and $2.4 million for the three-month periods ended September 30, 2010 and 2009, respectively and $6.6 million and $7.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Components of net periodic pension expense:
Service cost	$318	$254
Interest cost	341	369
Expected return on plan assets	(332)	(267)
Recognized actuarial loss	22	14
Regulatory recovery of costs	805	960
Net periodic pension expense	$1,154	$1,330

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Components of net periodic pension expense:
Service cost	$1,004	$756
Interest cost	1,050	1,089
Expected return on plan assets	(1,002)	(802)
Recognized actuarial loss	99	36
Employee transfers	24	(328)
Settlement recognition	1,053	409
Regulatory recovery of costs	1,605	2,830
Net periodic pension expense	$3,836	$3,990

Non-Union Retirement Plan
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Components of net periodic pension expense:
Service cost	$865	$573
Interest cost	350	233
Expected return on plan assets	(310)	(202)
Recognized actuarial loss	96	—

Regulatory (accrual) recovery of costs	(260)	441
Net periodic pension expense	$741	$1,045

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Components of net periodic pension expense:
Service cost	$2,596	$1,719
Interest cost	1,049	699
Expected return on plan assets	(930)	(605)
Recognized actuarial loss	289	—
Employee transfers	(24)	328
Regulatory (accrual) recovery of costs	(171)	994
Net periodic pension expense	$2,809	$3,135

The Company made contributions to the pension plans totaling $6.8 million and $9.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively, and anticipates funding an additional $1.0 million during 2010.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Components of net periodic benefit expense:
Service cost	$130	$121
Interest cost	648	534
Expected return on plan assets	(534)	(469)
Recognized actuarial loss	395	310
Regulatory recovery/(accrual) of costs	44	(496)
Net periodic benefit expense	$683	$—

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Components of net periodic benefit expense:
Service cost	$391	$363
Interest cost	1,942	1,602
Expected return on plan assets	(1,602)	(1,408)
Recognized actuarial loss	1,185	929
Regulatory accrual of costs	(1,233)	(1,486)
Net periodic benefit expense	$683	$—

The Company did not make any contributions to this plan for either of the nine-month periods ended September 30, 2010 or 2009. The Company anticipates funding $0.9 million to the plan during 2010.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services, LLC provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services, LLC in providing such services. During each of the three-month periods ended September 30, 2010 and 2009, Central paid approximately $0.3 million for service fees and expenses to EFS Services, LLC.  During each of the first nine-month periods of 2010 and 2009, Central paid approximately $0.8 million for service fees and expenses to EFS Services, LLC. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements, scheduled to expire on December 31, 2010, required annual payments to those employees for their continued employment, the last of which was paid in August 2010. The Company has recorded $1.1 million and $1.3 million in expenses for the nine-month periods ended September 30, 2010 and 2009.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 18 years. Total average remaining contract life on a volume-weighted basis at September 30, 2010 was approximately five years.

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

The facilities include constructing a compressor station adjacent to Central’s existing Elk City Storage Field dehydration plant near Independence, Kansas. We filed the FERC 7(c) application (Docket No. CP10-2) on October 9, 2009, acquired the compressor station site, ordered a turbine compressor, secured air permits for the compressor and obtained all necessary environmental permits. The Environmental Assessment, or EA, was initiated by the FERC on November 16, 2009. On March 30, 2010, favorable responses in regards to the project’s low significant environmental impact were received from the FERC EA. On May 20, 2010, the FERC released an “Order Issuing Certificate”, or Order, granting a portion of the requested certificate authorization, as well as Southern Star’s request of market-based rate authority, subject to conditions. On June 9, 2010, Central accepted the Order, which allowed construction of the facilities to begin on August 9, 2010. On July 2, 2010, Central filed an application with the FERC to amend the certificate to allow for the conversion of 1.4 Bcf of base gas to working gas. This request for a conversion allowance was originally denied in the Order. On October 21, 2010, the FERC issued an Order Amending Certificate, approving the conversion of the 1.4 Bcf of base gas that was denied in the original Order. Construction activities are proceeding on schedule. The turbine compressor has been received and installed on the foundation. This project is proposed to be in service by April 1, 2011.

In April 2009, we initiated a binding open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri, which concluded on May 8, 2009. Two binding bids were received for incremental contract demand of 9,000 Dths/day. Precedent agreements have been finalized. We will seek regulatory approval from the FERC for the construction portion of the project in early 2011. Initial services are projected to begin at contract demand levels of 5,000 Dths/day to be effective January 1, 2011 and with an additional 4,000 Dths/day to be effective August 1, 2011, after construction is complete. The construction is expected to cost approximately $2.0 million and will ultimately generate annual revenues of $0.5 million.

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

Comparison of the Three Months Ended September 30, 2010 and 2009

Operating revenues were $54.7 million and $55.5 million for the three-month periods ended September 30, 2010 and 2009, respectively, a $0.8 million, or 1.5%, decrease.  The decrease is primarily due to lower transportation revenues partially offset by higher storage revenues in the third quarter of 2010.  Lower transportation revenues are a result of decreased park and loan service revenues due to lower future price curves and the narrowing of price differentials between producing basins in 2010, offset partially by higher reservation revenues.  Higher storage revenues are a result of increased inventories in storage that were a result of a lower cost of gas and decreased off-system market opportunities for our storage customers during the third quarter of 2010.

Operations and maintenance expenses were $14.9 million and $11.7 million for the three-month periods ended September 30, 2010 and 2009, respectively, a $3.2 million, or 27.6%, increase.  The increase is primarily due to higher expenses in the third quarter of 2010 for pipeline integrity management program costs, offset partially by lower expenses for environmental remediation.

Administrative and general expenses were $9.0 million and $10.8 million for the three-month periods ended September 30, 2010 and 2009, respectively, a $1.8 million or 16.9%, decrease.  The decrease is primarily due to lower expenses in the third quarter 2010 for employee incentives and benefits.

Taxes, other than income taxes, were $4.2 million and $3.7 million for the three-month periods ended September 30, 2010 and 2009, respectively, a $0.5 million, or 14.8%, increase.  The increase is primarily due to higher expenses for ad-valorem taxes.

The provision for income taxes decreased by $1.1 million, or 20.2%, to $4.2 million for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009. The decrease is commensurate with lower pre-tax income.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Operating revenues decreased by $6.5 million, or 3.9%, to $159.2 million for the nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009.  The decrease is primarily due to lower transportation and storage revenues in 2010.  Lower transportation revenues are a result of decreased park and loan service revenues due to lower future price curves and the narrowing of price differentials between producing basins in 2010, offset partially by higher reservation revenues. Lower storage revenues are a result of decreased inventories in storage that were a result of increased residential natural gas demand related to the cooler weather that occurred in the first quarter of 2010, as compared to the same period in 2009.

Operations and maintenance expenses were $37.7 million and $36.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively, a $1.7 million, or 4.7% increase. The increase is primarily due to higher expenses in 2010 for pipeline integrity management program costs and expenses related to a March 2010 pipeline failure, partially offset by lower expenses for environmental remediation.

Administrative and general expenses decreased by $3.4 million, or 10.9%, to $28.2 million for the nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009.  The decrease is primarily due to lower expenses in 2010 for employee incentives and benefits.

Depreciation expense was $23.1 million and $24.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively, a $1.2 million, or 5.1%, decrease.  The decrease is primarily due to a decrease in depreciable base in 2010 from asset retirements of communication and computer equipment, as well as compressor station turbines.  Also contributing to the decrease is lower software amortization in 2010.

Taxes, other than income taxes were $12.1 million and $11.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively, a $0.8 million, or 7.3%, increase.  The increase is primarily due to higher expenses for ad-valorem tax in 2010, partially offset by lower 2010 payroll taxes.

Miscellaneous other income, net was $0.4 million and $0.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively, a $0.3 million, or 211.8%, increase.  The increase is primarily due to higher AFUDC equity in 2010 resulting from the timing of construction in-service dates and the timing of the capital expenditures.

The provision for income taxes decreased by $2.2 million, or 14.2%, to $13.0 million for the nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009. The decrease is commensurate with lower pre-tax income and a decrease in the composite state tax rate in the first quarter of 2010.

 Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We do not maintain a credit facility for working capital needs. We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by accessing debt markets or securing a credit facility, if needed and available.

Net cash provided by operating activities for the nine-month periods ended September 30, 2010 and 2009 was $66.0 million and $59.5 million, respectively.  Net cash from operating activities was higher in 2010 primarily due to 2010 cash receipts for prior year reimbursable projects, a reduction in income tax receivables in 2010 as compared to an increase in 2009, an increase in 2010 trade accounts payables compared to a reduction in 2009 and lower 2010 funding to our pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.  The increase was partially offset by lower 2010 net income.

Net cash used in investing activities for the nine-month periods ended September 30, 2010 and 2009 was $43.5 million and $28.7 million, respectively. Cash used in investing activities was higher in 2010 primarily due to the Storage Expansion Project and higher mandatory capital expenditures.

Net cash used in financing activities for the nine-month periods ended September 30, 2010 and 2009 was $21.6 million and $23.3 million, respectively. The decrease is primarily due to lower 2010 dividend payments.

6.75% Registered Notes

As of September 30, 2010, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture dated as of April 13, 2006. Interest is payable semi-annually on March 1 and September 1 of each year. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

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

Central’s 6.0% Notes

As of September 30, 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture dated as of April 13, 2006. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.  The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

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

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that we will file consolidated tax returns on behalf of ourselves, Holdings and Central and will pay all taxes shown thereon to be due. Central makes payments to us as though it were filing a separate return for its federal income tax liability. We have an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which we are members under Treasury Regulations Section 1.1502-6. During the third quarter of 2009, remaining tax benefit carryforwards were substantially realized, resulting in cash outlays attributable to tax liabilities originating in the current period, as well as future periods.

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

We have entered into employee retention agreements with the officers of Central. These agreements, scheduled to expire on December 31, 2010, required annual payments to those employees for their continued employment, the last of which was paid in August 2010. We have recorded $1.1 million and $1.3 million in expenses for the nine-month periods ended September 30, 2010 and 2009.

As of September 30, 2010, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $67.5 million in 2010 including approximately $19.4 million for the Storage Expansion Project and approximately $14.0 million for projects under our pipeline integrity management program. We expect to fund 2010 capital expenditures from cash on hand and cash generated from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. Our long-term debt as of September 30, 2010, had a carrying value of $476.5 million and a fair value of $502.7 million. The weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.0 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of September 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHERN STAR CENTRAL CORP.
November 9, 2010	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 9, 2010	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 9, 2010
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 9, 2010
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 9, 2010
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 9, 2010
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.