Form 10-K
period 2010-12-31
SOUTHERN STAR CENTRAL CORP
filed 2011-03-15
CIK 1260349

–

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer

☐

Non-accelerated filer  ☒

Smaller reporting company

☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

Aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of the registrant – Not applicable as registrant’s stock is not publicly traded.

As of March 15, 2011, there were 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

2010 FORM 10-K

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

•

changes in federal, state or local laws and regulations to which we are subject, including allowed rates of return and related regulatory matters, regulatory disclosure obligations, the regulation of financial dealings between us and our affiliates, and tax, environmental, safety and employment laws and regulations;

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

Southern Star is a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or Holdings, which is indirectly owned by GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP. All of our outstanding capital stock is held by Holdings.

Southern Star Central Gas Pipeline, Inc.

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system, including facilities for natural gas transmission and natural gas storage, with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, which are its main market areas. As of December 31, 2010, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.

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

Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate natural gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of natural gas per day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2010, 93% of Central’s operating revenues were obtained through daily firm reservation charges (“rent” charges under firm contracts) and 7% were obtained through commodity charges (“usage” charges based on volumes actually transported under firm and interruptible contracts).

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2010, Central had customer transportation contracts with approximately 174 shippers. Shippers include regulated natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Central transports natural gas to approximately 505 delivery points, including natural gas distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 18 years. At December 31, 2010, the average remaining contract life on a volume-weighted basis was approximately four years.

For the year ended December 31, 2010, approximately 86% of our total operating revenues were generated from long-term contracts with our top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy, or MGE, a division of Southern Union Company (approximately 31%), and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. (approximately 26%), accounted for approximately 57% of operating revenues for the year ended December 31, 2010. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. No other customer accounted for more than 10% of our revenues in 2010.

As with all interstate natural gas pipeline operators, Central’s transmission, storage, and related activities are subject to regulation by the Federal Energy Regulatory Commission, or the FERC, and, as such, rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation.

Pipeline Operations

Central’s pipeline system receives natural gas supplies directly from the major production areas located in the Rocky Mountain, Anadarko, and Hugoton basins. The Hugoton region is a mature basin with declining production; however, we believe new supplies from other regions including the Rocky Mountain and Western Oklahoma areas will more than offset the projected declines. We believe that the Rocky Mountain region and the Western Oklahoma areas have substantial potential for future drilling and production. Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, and its Canadian-Blackwell line, which extends from the Texas panhandle to central Oklahoma, generally operate at full capacity. We believe that the strategic location of our pipeline system will continue to provide access to abundant natural gas supplies in the future.

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

Central currently has 39 compressor stations with approximately 202,000 certificated horsepower. Thirty-one of Central’s compressor stations are controlled remotely by its Supervisory Control and Data Acquisition, or SCADA, and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.

Central has experienced average daily transportation throughput volumes as indicated in the tables below:

	Trillion British thermal units, or TBtu, per day
Transportation Volumes:
	2010	2009	2008
Market area	0.6	0.6	0.6
Production area	0.3	0.3	0.3
Production market interface	0.4	0.4	0.5

This compares to Central’s average daily firm reserved capacity indicated below:

	TBtu per day
Reserved Capacity:
	2010	2009	2008
Market area	2.0	2.0	1.9
Production area	0.4	0.4	0.4
Production market interface	0.9	0.9	0.9

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

Services

Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service requires Central to reserve a specified amount of capacity for customers and allows these customers to withdraw their gas from storage with little or no notice. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 64% of our 2010 operating revenues, and as of December 31, 2010, accounted for approximately 72% of Central’s firm market area capacity, 45% of its firm production area capacity and 88% of its firm storage deliverability.

Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point principally under contracts with local natural gas distribution companies, power generators, industrials, marketers and producers. This service accounted for approximately 32% of our 2010 operating revenues, and as of December 31, 2010, comprised approximately 28% of Central’s firm market area capacity and 55% of its firm production area capacity.

Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Customers are charged based on storage capacity held. Central has approximately 1.2 TBtu/day of firm storage deliverability capacity and 43 TBtu of on-system natural gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 88% of the firm storage deliverability). The stand alone firm storage service (approximately 12% of firm storage deliverability) and interruptible storage service accounted for approximately 2% of our operating revenues for the year ended December 31, 2010.

Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to store delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. Charges are based on the volume of gas parked or loaned. This service accounted for approximately 2% of our operating revenues for the year ended December 31, 2010.

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

 Market Expansions and Initiatives

We actively pursue new markets for our services and opportunities to enhance our deliverability to existing customers. In many cases, the customer reimburses us for the cost of the facilities required to serve these new markets. We generally undertake expansion projects only when we have firm transportation and/or storage commitments from customers that we believe will provide revenues sufficient for us to earn Central’s regulated allowed return on investment. These customer commitments may take the form of actual reimbursement to us for the cost of the project or long-term firm capacity contracts for increased transportation or storage.

The following is a summary of recent market expansion projects completed or in progress, as well as market initiatives Central has recently pursued or is currently pursuing:

Ozark Advance Expansion Project – In April 2009, we initiated an open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri. Two bids were received for incremental contract demand of 9,000 Dekatherms, or Dths, per day. The firm transportation contract for 5,000 Dths/day was entered into with one of the bidders and the contract became effective on January 1, 2011 and is expected to generate approximately $0.25 million in annual revenue. No incremental facilities were required for the 5,000 Dths/day contract other than a corresponding capacity shift. The other bidder requested termination of its 4,000 Dths/day bid due to changes in its project economics. The capital project required to facilitate the additional 4,000 Dths/day has been cancelled.

Storage Expansion Project – Central is in the process of expanding its Elk City Storage Field, or the “Storage Expansion Project,” to provide an additional 4 Bcf of storage capacity, which will increase our storage capacity from 43 Bcf to 47 Bcf. The expansion is supported by Firm Storage Service agreements with customers to be effective April 1, 2011. The estimated cost of the expansion facilities is approximately $21.2 million and is expected to generate approximately $4.7 million in annual revenues.

On May 20, 2010, the FERC issued an “Order Issuing Certificate,” granting approval of a portion of the FERC 7(c) application (Docket No. CP10-2), filed with the FERC on October 9, 2009, relating to the Storage Expansion Project. On October 21, 2010, the FERC issued an “Order Amending Certificate,” which granted approval of the remaining certificate authorization. Construction activities are proceeding on schedule. The turbine compressor has been received and installed on the foundation. Final piping assembly, controls calibration, and unit startup/testing are underway. The Storage Expansion Project is expected to be placed in service by April 1, 2011.

ONG Norman Expansion Project – Central is installing a new delivery location to Oklahoma Natural Gas for 11,000 Dths/day of incremental firm service at Norman, Oklahoma with a five-year contract term. The expansion will require the installation of a new delivery meter station in Cleveland County, Oklahoma. The firm transportation agreement and the in-service date for the facilities were effective March 1, 2011. The expansion is expected to cost approximately $0.6 million and is expected to generate annual revenues of $0.6 million.

 Gas Supply Projects and Initiatives

Central actively pursues new gas supply connections to our system to provide customers with additional supply options and flexibility to meet their demands. Our focus is targeted to direct connected supply opportunities, which provides the lowest cost alternative to our customers. In many cases, the operator of the gas supply point reimburses us for the cost of the facilities required to receive gas into our system. The following is a summary of the recent gas supply points Central has added to its system and supply initiatives Central is currently pursuing:

Mustang Gas Products – Central has installed a new receipt point in the Garfield County, Oklahoma area capable of receiving up to 10,000 Dths/day. The project facilities were placed in service during the first quarter of 2010, and the costs of the interconnect point were reimbursed to Central.

Superior Pipeline – Central has installed a new receipt point in the Ford County, Kansas area capable of receiving up to 50,000 Dths/day. The project facilities were placed in service during the third quarter of 2010, and the costs of the interconnect point are reimbursable to Central.

IACX Energy – Central has installed a new receipt point in the Kay County, Oklahoma area capable of receiving up to 7,000 Dths/day. The project facilities were placed in service during the third quarter of 2010, and the costs of the interconnect point are reimbursable to Central.

Petro-Canada (Noble Energy) – Central has installed a new receipt point in the Weld County, Colorado area capable of receiving up to 12,000 Dths/day. The project facilities were placed in service during the fourth quarter of 2010, and the costs of the interconnect point were reimbursed to Central.

Various Other Projects and Initiatives – In addition, we are in the preliminary stages of evaluating six new supply/receipt projects that would add approximately 150,000 Dths/day of incremental gas supply volumes into the pipeline system.

Competition

Central competes primarily with other interstate and intrastate pipelines for the transportation of natural gas. The principal elements of competition among pipelines are transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, fuel costs, and the quality and reliability of transportation services. Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas. One of these interstate pipelines is an affiliate of one of Central’s largest customers, MGE. Central’s primary competitors in these markets are Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline, Rockies Express Pipeline and Panhandle Eastern Pipeline Company.

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

Demand for natural gas use in electrical power generation could increase significantly with the possible promulgation and implementation of new rules and regulations limiting emissions of carbon and other conventional pollutants such as sulfur dioxide, nitrogen oxides, particulate matter, mercury, coal ash and other hazardous air pollutants.

Seasonality

Substantially all of Central’s operating revenues are generated from fixed daily reservation fees for transportation and/or storage services. As a result, fluctuations in natural gas prices and actual volumes transported and stored have a limited impact on Central’s operating revenues. Since the fixed reservation fees are generally consistent from month to month, Central’s operating revenues do not fluctuate materially from season to season.

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

Rates. Natural gas pipeline companies subject to FERC jurisdiction may from time to time propose revised rates for their services in formal proceedings conducted by the FERC. Pipeline customers, state regulatory commissions and others are permitted to participate in the FERC rate case proceeding. In FERC rate case proceedings, the pipeline’s total cost of service is determined and is then divided among the various quantities and classes of service offered by the pipeline, resulting in a maximum rate for each type of service that the pipeline offers. For bona fide commercial reasons, a pipeline may offer customers discounts from the maximum rate if such discounts will increase the overall volumes shipped by the pipeline. Central provides no-notice service to local natural gas utilities, pursuant to which the utilities have flexible scheduling rights. In most locations, other than the Kansas City and Wichita metropolitan areas previously discussed under “Competition”, there are presently no competitive pipeline alternatives. As a result, Central’s largest customers generally pay the maximum reservation rates for their firm services.

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

On November 26, 2008, Central made its annual fuel filing to establish its transmission and storage fuel and loss reimbursement percentages for 2009 based on the actual fuel and loss for the 12 months ended September 30, 2008. One party protested the inclusion of gas losses related to a storage lateral line failure. On December 30, 2008, the FERC issued an Order disallowing the recovery of the losses related to the storage lateral line failure in its annual fuel filing. Central complied with the Order, and in December 2008, charged to expense approximately $0.2 million related to the disallowance.

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

The Audit Order found instances where Central did not comply with certain filing and electronic posting requirements of the FERC. The FERC imposed no penalty on Central, and instead imposed remedial requirements only. The Audit Order noted that the findings “implicated substantive non-compliance by [Central]” and that the FERC “seriously considered pursuing the imposition of penalties for the violations.” However, the FERC took into consideration Central’s “willingness to take corrective action” and its “exemplary cooperation during the audit” and the fact that a predecessor owner of Central was “responsible for most of the serious violations.” The FERC specified corrective actions to be taken by Central and issued the Audit Order publicly “to provide guidance to other companies similarly situated.” The Audit Order contains a list of remedies to address the DA’s findings, which Central has either completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, which was filed on that date with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. On August 17, 2010, the FERC issued an order accepting all corrective actions, amendments and explanations regarding Central’s “non-conforming” agreements. Central has made all of the required filings and continues to file quarterly reports on the status of its compliance plan. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

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

In 2002, the Kansas Corporation Commission, or KCC, promulgated the Kansas Underground Porosity Gas Storage Regulations to establish natural gas storage regulations for porosity natural gas storage fields located in the state of Kansas. These regulations imposed numerous requirements including a geologic and hydro-geologic evaluation of storage fields, monitoring and reporting requirements and periodic inspections and testing of wells. Seven of the eight storage fields Central operates are located in the state of Kansas.

On April 13, 2010, the United States District Court, or Trial Court, for the District of Kansas issued a “Memorandum and Order” in Colorado Interstate Gas Company vs. Thomas E. Wright, et al., Case No. 09-4031-SAC, concluding that the Kansas statutes and regulations pertaining to the regulation of underground storage, or the Kansas Underground Porosity Gas Storage Regulations, are “clearly pre-empted” by both the NGA and the NGPSA, with regard to gas stored in Kansas that is transported in interstate commerce. The KCC, chaired by Mr. Wright, did not file an appeal in the case and now has officially taken the position that the KCC’s jurisdiction extends only to intrastate storage operations in Kansas. Thus, Central is no longer required to obtain fully authorized operating permits from the KCC for its storage fields in Kansas, nor must it comply with the KCC rules regarding integrity testing.

Central identified storage reservoir parameters at seven of its eight storage fields that may require updates to its respective storage field’s existing FERC certificates. Central has filed and the FERC has approved certificate modifications for the Colony Gas Storage Field application on May 19, 2006, the Piqua Gas Storage Field application on March 26, 2007, the North Welda Storage Field application on July 16, 2008 and the South Welda Storage Field application on May 9, 2008 and as amended on August 5, 2008. No certificate modifications were required at one of the storage fields and the information and data for the remaining three storage fields is being reviewed and compiled and may require certificate modifications.

Environmental Matters

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency, or the EPA, has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include the National Emission Standards for Hazardous Pollutants for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of the Company’s existing units. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2011. There are also other various proposed rules and potential federal legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.0 million at December 31, 2010 and $2.2 million at December 31, 2009 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three years.

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

Employees

As of December 31, 2010, we had 460 employees at Central, of which 459 were full-time, and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union, covering 152 field employees. This agreement was renegotiated during 2008 for a four-year term to expire July 15, 2012. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years. We believe that the relationship between Central and the Union is positive. Central provides competitive benefits including medical, 401(k) and pension benefits for all employees.

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

Changes in levels of market volatility.

          The capital and credit markets have experienced extreme volatility and disruption in recent years. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require periodic access to the capital and credit markets. Future market disruption and volatility could limit our access to capital and credit markets, making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

Changes in our regulatory environment and recent events in the energy markets that are beyond our control may significantly affect our costs and access to capital markets.

Our rates and operations are subject to regulation by Federal regulators as well as the actions of the Federal and state legislatures and, in some respects, state and local regulators. Additionally, because of the volatility of natural gas prices in North America in recent years, the bankruptcy filings by certain energy companies and investigations by governmental authorities into energy trading activities, many energy and utility businesses have generally been under increased scrutiny by the public, state and Federal regulators, the capital markets, government anti-trust agencies and the rating agencies. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 30 years, and any further additional changes in regulations or new interpretation of existing regulations may result in increased costs or impede our ability to access capital markets.

We are subject to numerous environmental laws and regulations that may increase our cost of operations, or expose us to liabilities, which are not recoverable through rates or insurance.

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

As of December 31, 2010, we were aware of mercury contamination that requires remediation at approximately 300 of our meter sites. We have an active program to identify and clean up contamination at our facilities. In general, the known contamination is limited to soils within the property boundaries of the sites. We have an accrued liability of $2.0 million as of December 31, 2010, representing the estimate of future cleanup costs, most of which is expected to be incurred over the next three years. However, should unanticipated future costs exceed our estimates, such costs could have a material adverse effect on our financial position, since such costs may not be recoverable through our rates.

Additionally, certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Accordingly, in addition to being liable for environmental costs relating to properties we currently own, we may be liable for costs of cleaning up contamination caused by releases of hazardous substances at properties that we do not own or operate or have not owned or operated, or at properties to which hazardous substances were transported.

Furthermore, in certain instances, we may not be able to obtain all environmental regulatory approvals in the future that are necessary for our business. If there is a delay in obtaining any required environmental regulatory approval, including for future expansion projects, or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be temporarily limited or subjected to additional costs, which could have a material adverse effect on our business, financial position and results of operations.

Climate change regulation at the federal, state, provincial, or regional levels could result in increased operating and capital costs for us.

Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations. While we do not expect that these requirements will have a material impact on Central’s existing operations during 2011, there are also other various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, in areas in which we conduct business could result in changes to the consumption and demand for natural gas and carbon dioxide produced from our source fields and could have adverse effects on our business, financial position, results of operations and prospects.

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

For the year ended December 31, 2010, approximately 96% of our firm contracted market area capacity, 94% of our firm contracted production area capacity and 100% of our firm contracted storage capacity were under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.

Decreases in the availability of natural gas supplies could have a significant negative impact on our revenues and results of operations.

Our operating results are dependent upon our customers having access to adequate supplies of natural gas. We depend on having access to multiple sources of gas production so that customers can satisfy their total gas requirements and have the opportunity to source gas at the lowest overall delivered cost. Moreover, we do not have the ability to operate our pipeline system at full capacity without access to multiple gas sources. The ability of producers to maintain production is dependent on the prevailing market price of natural gas, the exploration and production budgets of the major and independent gas companies, the depletion rate of existing sources, the success of new sources, environmental concerns, regulatory initiatives and other matters beyond our control. Additionally, some of our customers deliver gas to our pipeline system through other pipelines. Operational failures on those other pipelines, such as reductions in pressure or volume, or interruptions in service due to maintenance activities or unanticipated emergencies, could result in lower volumes of gas being available to us for transportation. We cannot provide assurance that production or supplies of natural gas available to our customers will be maintained at sufficient levels to sustain our expected volume of transportation commitments on our pipeline system or that multiple sources of gas will remain available to provide our customers with access to sufficient low cost supplies. If the availability of natural gas supplies decreases, our revenues and results of operations could be adversely affected.

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

 Department of Transportation and other pipeline safety regulations may impose significant costs and liabilities on us.

The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk-prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation. Currently, we estimate that the cost to perform required assessments and remedial activities during 2011 will be approximately $11.0 million and will be charged to capital or expense as appropriate.

Recent pipeline incidents in the U.S. have heightened focus on pipeline safety requirements. As a result, a number of proposed rules and possible federal legislative actions have been introduced which could impose restrictions on Central’s operations or require more stringent testing to ensure pipeline integrity. Adherence to such final regulations could increase our costs of compliance with pipeline integrity and safety regulations, which could have an adverse effect on our business, financial position and results of operations.

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

Although most of our pipeline system’s current transportation and storage capacity is contracted under long-term firm reservation agreements, the market for the transportation and storage of natural gas is competitive. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer services that are more desirable to customers because of locations, facilities or other factors. These new pipelines could charge rates or provide service to locations that could result in savings for shippers and producers and thereby force us to lower the rates charged for services on our pipeline in order to extend existing service agreements or to attract new customers. New pipeline projects are always possible in the future and proposals are made from time to time. An increase in the availability of competing alternative facilities or services could result in a significant reduction in our revenues.

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

Operating revenues related to transportation and storage contracts with our ten largest customers accounted for approximately 86% of operating revenue during the year ended December 31, 2010. Approximately 57% of our operating revenues during the year ended December 31, 2010 were generated from transportation and storage services to our two largest customers, KGS and MGE. We have multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest contracts by volume for each of these two customers extend into 2013. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in our revenues and could have a material adverse effect on our business, financial position and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Ownership of Property

Central’s pipeline system includes approximately 6,000 miles of mainline and branch transmission and storage pipelines, eight storage fields and 39 compressor stations located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned in fee by others. Most of these easements and rights-of-way are perpetual in nature and any term leases are effective as long as the appropriate payments are made. Central’s compressor stations with appurtenant facilities are located in whole or in part upon lands owned by Central in fee, or held under the same type of term lease as described above, pursuant to permits issued or approved by public authorities, or pursuant to perpetual easements granted by private landowners. Central’s pipeline, storage and compressor facilities are all subject to FERC certificates, the issuance of which provides Central with eminent domain rights to occupy its right-of-way for certain pipeline-related purposes.

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

Item 3. Legal Proceedings

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the Trial Court for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007. A ruling on these motions is expected by July of 2011, as the presiding Judge has announced his intent to retire on July 24, 2011.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Item 4.  - Reserved

PART II.

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of December 31, 2010, all of our common stock was held by one holder of record.

We have outstanding $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, and $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Under the indentures for our 6.75% Registered Notes and 6.75% Unregistered Notes, the declaration and payments of dividends or distributions to equity holders are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture. Dividends declared during the years 2010 and 2009 were approximately $27.2 million and $30.6 million, respectively. We expect to continue to pay dividends as permitted under the indenture on a quarterly basis.

Item 6. Selected Financial Data

You should read these tables in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

Southern Star Central Corp. and Subsidiaries

Selected Financial Data

(In thousands)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Statement of Operations Data:
Operating Revenues	$214,142	$220,801	$196,788	$188,081	$187,246
Operating Costs and Expenses:
Operations and maintenance	49,253	50,135	49,064	45,085	41,030
Administrative and general	37,770	42,954	39,005	35,562	34,939
Depreciation and amortization	31,057	32,238	29,293	27,470	26,881
Taxes, other than income taxes	16,153	15,293	14,654	14,573	13,349
Total Operating Costs and
Expenses	134,233	140,620	132,016	122,690	116,199
Operating Income	79,909	80,181	64,772	65,391	71,047
Interest Expense (Income):
Interest expense	32,297	32,556	31,210	28,842	29,964
Interest income	(211)	(308)	(877)	(1,441)	(2,401)
Miscellaneous other (income)
expense, net	(768)	(49)	(658)	(516)	(445)
Income Before Income Taxes	48,591	47,982	35,097	38,506	43,929
Provision for Income Taxes	18,526	19,010	13,838	15,299	17,558
Net Income	$30,065	$28,972	$21,259	$23,207	$26,371

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$24,993	$38,789	$35,615	$20,025	$37,989
Property, Plant & Equipment, net	637,793	607,794	601,275	563,799	544,270
All Other Assets	428,787	438,671	424,541	473,521	442,065
Total Assets	$1,091,573	$1,085,254	$1,061,431	$1,057,345	$1,024,324

Capitalization:
Current maturities of long-term
debt	$235	$745	$720	$690	$765
Total long-term debt, net of
current portion	481,453	481,054	481,165	435,312	438,946
Common stockholder’s equity	432,550	429,730	431,341	432,082	434,695
Total Capitalization	$914,238	$911,529	$913,226	$868,084	$874,406

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report.

All accounting and reporting policies contained herein conform with accounting principles generally accepted in the United States, or GAAP. The financial information contained herein has been prepared in accordance with the rules and regulations of the SEC.

 The Business

Southern Star is the parent company of Central, our only operating subsidiary and the sole source of our operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwestern United States. Central’s primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 18 years. Total average remaining contract life on a volume-weighted basis at December 31, 2010 was approximately four years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case became final in 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective no later than December 1, 2013.

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

Central is in the process of expanding its Elk City Storage Field, or the “Storage Expansion Project,” to provide an additional 4 Bcf, of storage capacity, which will increase our storage capacity from 43 Bcf to 47 Bcf. The expansion is supported by Firm Storage Service agreements with customers to be effective April 1, 2011. The estimated cost of the expansion facilities is approximately $21.2 million and is expected to generate approximately $4.7 million in annual revenues. Construction activities are proceeding on schedule. The turbine compressor has been received and installed on the foundation. This project will be placed in service by April 1, 2011.

In April 2009, we initiated an open season for the “Ozark Advance Expansion Project” to add incremental firm transportation capacity to our system to serve the southwestern portions of Missouri. Two bids were received for incremental contract demand of 9,000 Dths/day. The firm transportation contract for 5,000 Dths/day went in to service on January 1, 2011 and is expected to generate approximately $0.25 million in annual revenue. No incremental facilities were required for the 5,000 Dths/day contract other than a corresponding capacity shift. The other bidder requested termination of its 4,000 Dths/day bid due to changes in their project economics. The capital project required to facilitate the additional 4,000 Dths/day has been cancelled.

Central is installing a new delivery location to Oklahoma Natural Gas for 11,000 Dths/day of incremental firm service at Norman, Oklahoma with a five-year contract term. The expansion will require the installation of a new delivery meter station in Cleveland County, Oklahoma. The firm transportation agreement and the in-service date for the facilities was effective March 1, 2011. The expansion is expected to cost approximately $0.6 million and is expected to generate annual revenues of $0.6 million.

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

Accounting for the Effects of Regulation

Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. The Accounting for the Effects of Certain Types of Regulation Topic of the Accounting Standards Codification, or ASC, provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Accounting for the Effects of Certain Types of Regulation can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, and the deferral of employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by Accounting for the Effects of Certain Types of Regulation to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

Employee Benefit Plans

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of our accrued benefit costs. In addition, the asset or liability for post retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. As it is appropriate for Central to apply the accounting prescribed by the Accounting for the Effects of Certain Types of Regulations Topic of the ASC, we do not recognize changes in the funded status in comprehensive income but recognize them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates. For further discussion of our employee benefit plans see Note 8 to the accompanying Notes to the Consolidated Financial Statements.

Goodwill

We have recorded $311.8 million of goodwill, as a result of our 2005 acquisition by Holdings, as discussed in Note 2 of the accompanying Notes to the Consolidated Financial Statements. Goodwill is not amortized and is subject to an annual impairment test as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred in accordance with Goodwill and Other Intangible Assets Topic of the ASC. Fair value is based on an income approach with an appropriate risk-adjusted discount rate. Significant assumptions inherent in the methodology are employed and include such estimates as discount rates.

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

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star for its federal and state income tax liabilities as though it were filing a separate return. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6 and similar state statutes.

Other

Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies and recent accounting standards.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following table sets forth our selected results of operations data for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	(In thousands)

Operating revenues	$214,142	$220,801	$196,788
Operations and maintenance	49,253	50,135	49,064
Administrative and general	37,770	42,954	39,005
Depreciation and amortization	31,057	32,238	29,293
Taxes, other than income taxes	16,153	15,293	14,654
Operating income	79,909	80,181	64,772

Other (Income) Deductions:
Interest expense	32,297	32,556	31,210
Interest income	(211)	(308)	(877)
Miscellaneous other (income) expenses, net	(768)	(49)	(658)
Total Other Deductions	31,318	32,199	29,675
Income before income taxes	48,591	47,982	35,097
Provision for income taxes	18,526	19,010	13,838
Net Income	$30,065	$28,972	$21,259

Comparison of the Years Ended December 31, 2010 and 2009

Operating revenues were $214.1 million for the year ended December 31, 2010, a $6.7 million, or 3.0%, decrease from $220.8 million in the prior year. The decrease is primarily due to lower transportation and storage revenues in 2010. The lower transportation revenues are a result of decreased park and loan service revenues due to lower future price curves and the narrowing of price differentials between producing basins in 2010, offset partially by higher reservation revenues. The lower storage revenues are a result of decreased inventories in storage that were primarily a result of increased residential natural gas demand in 2010, as compared to the same period in 2009.

Operations and maintenance expenses were $49.3 million for the year ended December 31, 2010, a decrease of $0.9 million, or 1.8%, from 2009. The decrease is principally due to lower expenses in 2010 for labor, materials, supplies and outside services, offset partially by higher expenses in 2010 for leak repair, vehicle usage and right-of-way clearing.

Administrative and general expenses were $37.8 million for the year ended December 31, 2010, a $5.2 million, or 12.1%, decrease from $43.0 million in 2009. The decrease is principally due to lower expenses in 2010 for employee incentives and medical benefits.

Depreciation and amortization expenses were $31.1 million for the year ended December 31, 2010, a $1.2 million, or 3.7%, decrease from 2009. The decrease is primarily due to the retirement of assets that occurred at the end of 2009 along with full amortization of major software in 2010.

Taxes other than income taxes were $16.2 million for the year ended December 31, 2010, a $0.9 million, or 5.6%, increase from $15.3 million in 2009. The increase was mainly the result of increased state assessments and various county tax levies in the state of Kansas for 2010, offset partially by lower payroll taxes.

Interest expense was $32.3 million for the year ended December 31, 2010, a decrease of $0.3 million, or 0.8%, from 2009. The decrease is primarily due to higher income from the allowance for borrowed funds used during construction, or AFUDC debt, in 2010 resulting from the timing of construction in-service dates and the timing of capital expenditures.

Interest income was $0.2 million for the year ended December 31, 2010, a $0.1 million, or 31.5%, decrease from $0.3 million in 2009. The decrease is primarily due to lower interest rates and cash balances in 2010 as compared to the same period in 2009.

Other income was $0.8 million for the year ended December 31, 2010, a $0.7 million increase from 2009. The increase is primarily due to higher AFUDC-equity in 2010 resulting from the timing of construction in-service dates, the timing of capital expenditures and a lower loss on disposal of assets in 2010 as compared to 2009.

The provision for income taxes was $18.5 million for the year ended December 31, 2010, a $0.5 million, or 2.6%, decrease from $19.0 million in 2009. Our effective tax rate for 2010 was 38.1% compared to 39.6% for the same period in 2009. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The effective tax rate reduction relates primarily to a change in the composite state income tax rate recorded in 2010 to reflect a decrease in various state’s income tax rates.

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

Interest expenses were $32.6 million for the year ended December 31, 2009, an increase of $1.3 million, or 4.3%, from 2008. The increase is primarily due to the issuance of the 6.75% Unregistered Notes in April 2008. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of Central’s long-term debt. The increase is also due in part to lower income from AFUDC debt in 2009 resulting from the timing of construction in-service dates and the timing of the capital expenditures, along with the decrease in overall capital expenditures in 2009 versus 2008.

Interest income was $0.3 million for the year ended December 31, 2009, a $0.6 million, or 64.9%, decrease from $0.9 million in 2008. The decrease is primarily due to lower interest rates in 2009 as compared to the same period in 2008.

Other income was $0.1 million for the year ended December 31, 2009, a $0.6 million, or 92.6%, decrease from $0.7 million in 2008. The decrease is primarily due to a loss recognized from the sale of excess materials and lower AFUDC-equity in 2009 resulting from the timing of construction in-service dates and the timing of capital expenditures, along with the decrease in overall capital expenditures in 2009 versus 2008.

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

Net cash provided by operating activities for the years ended December 31, 2010 and 2009 was $75.0 million and $73.7 million, respectively. Cash from operating activities was higher in 2010 primarily due to payments received for 2009 reimbursable projects, a 2009 construction project prepayment and lower 2010 funding to our pension and retiree medical plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements. The 2010 increase was partially offset by higher employee incentive payments and lower operating income, excluding depreciation.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was $60.7 million and $39.1 million, respectively. Cash used in investing activities was higher in 2010 primarily due to capital expenditures related to the Storage Expansion Project and higher mandatory capital expenditures.

Net cash used in financing activities for the years ended December 31, 2010 and 2009 was $28.0 million and $31.4 million, respectively. The decrease is primarily due to lower 2010 dividend payments.

Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $73.7 million and $60.3 million, respectively. Cash from operating activities was higher in 2009 primarily due to higher 2009 operating income, excluding depreciation, and an increase in 2009 account payables compared to 2008. The increase was partially offset by an increase in receivables for reimbursable projects, federal and state income taxes and increased funding to our pension plans discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was $39.1 million and $66.9 million, respectively. Cash used in investing activities was lower in 2009 primarily due to lower maintenance capital expenditures.

Net cash used in financing activities was $31.4 million for the year ended December 31, 2009, as compared to net cash provided in financing activities of $22.2 million in 2008. The change is primarily due to the net cash provided by the issuance of the 6.75% Unregistered Notes in April 2008, and higher 2009 dividend payments. Our financing activities are further discussed below.

 6.75% Registered Notes

At December 31, 2010 and 2009, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933, as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are our senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of ours to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payment of dividends or distributions to equity holders, under the 6.75% Registered Notes indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

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

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008. The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payment of dividends or distributions to equity holders, under the indenture governing the 6.75% Unregistered Notes, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or leverage ratio, subject to certain conditions, as defined in the indenture.

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

Central’s 6.0% Notes

At December 31, 2010 and 2009, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A., as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star for its federal and state income tax liabilities as though it were filing a separate return. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6 and similar state statutes. During the second quarter of 2009, remaining tax benefit carryforwards were substantially realized, resulting in cash outlays attributable to tax liabilities originating in the current period, as well as future periods.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008. The case was approved without modification by the FERC on June 1, 2009. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective no later than December 1, 2013.

We entered into employee retention agreements with certain officers of Central, which expired on December 31, 2010. The agreements required annual payments to those officers for their continued employment. See “Executive Compensation – Employment Agreements and Potential Payments Upon Termination or Change in Control.” We accrued the expenses associated with these retention payments ratably over the period services were provided to Central. We recorded $1.1 million, $1.7 million and $2.0 million in expenses for the years ended 2010, 2009 and 2008, respectively, for such annual payments.

At December 31, 2010, we were in compliance with the covenants of all outstanding debt instruments. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

The table below summarizes our significant contractual obligations and commitments for the years indicated as of December 31, 2010:

Payments Due by Period

(In thousands)

	Long-Term Debt[1]	Capital Leases[2]	Purchase Obligations	Operating Leases	Capital Expenditure Commitments[3]	Total Contractual Obligations
2011	$30,675	$522	$729	$297	$2,558	$34,781
2012	30,675	526	50	279	–	31,530
2013	30,675	527	–	273	–	31,475
2014	30,675	528	–	239	–	31,442
2015	30,675	538	–	237	–	31,450
After 2015	495,338	4,749	–	169	–	500,256
Total	$648,713	$7,390	$779	$1,494	$2,558	$660,934

(1)

Includes principal and interest payments of our 6.75% Registered Notes, 6.75% Unregistered Notes and 6.0% Notes, all of which will mature in 2016.

(2)

Includes principal and interest payments.

(3)

Capital expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.

We have estimated capital expenditures of $43.8 million in 2011 including approximately $2.2 million for the “Storage Expansion” project and approximately $9.5 million for projects under our pipeline integrity management program. We expect to fund 2011 capital expenditures from our cash from operations.

Central expects to contribute a total of $11.4 million to its Retirement and Post Retirement Medical Benefit Plans in 2011. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, and by accessing capital markets as needed.

Contingencies

See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.

Effects of Inflation

Central generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor and benefits, materials and supplies, and property, plant and equipment. A portion of the increased expenses resulting from labor, materials and supplies can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limit Central’s ability to price services or products to reflect increased costs resulting from inflation.

Seasonality

Substantially all of Central’s operating revenues are generated from fixed daily reservation fees for transportation and/or storage services. As a result, fluctuations in natural gas prices and actual volumes transported and stored have a limited impact on Central’s operating revenues. Since the fixed daily reservation fees are generally consistent from month to month, Central’s operating revenues do not fluctuate materially from season to season.

Generally, construction and maintenance on Central’s pipeline occur during May through October when volume throughput is usually lower than during the winter heating season. As such, operating and maintenance expenses are generally higher in the second and third quarters and the majority of our capital expenditures are incurred during this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At December 31, 2010, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $5.0 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at December 31, 2010, had a carrying value of $476.7 million. At December 31, 2010, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $201.8 million and $46.6 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $254.7 million as of December 31, 2010, estimated by discounting the Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 8. Financial Statements and Supplementary Data

See our accompanying consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures – As of December 31, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Officers of Southern Star Central Corp.

The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 1, 2011.

Name	Age	Position
Mark T. Mellana	46	Director
John V. Veech	52	Director
John B. Watt	54	Director
Tyson R. Yates	42	Director
Jerry L. Morris	55	President and Chief Executive Officer
Susanne W. Harris	52	Vice President, Chief Financial Officer and Treasurer
Beverly H. Griffith	56	Vice President, General Counsel and Secretary

Directors and Officers of Southern Star Central Gas Pipeline, Inc.

The following is a list of Central’s directors and officers, their ages and their positions as of March 1, 2011.

Name	Age	Position
Mark T. Mellana	46	Director
John V. Veech	52	Director
John B. Watt	54	Director
Tyson R. Yates	42	Director
Jerry L. Morris	55	President and Chief Executive Officer
Robert S. Bahnick	51	Vice President and Chief Operations Officer
Robert W. Carlton	50	Vice President and Chief Compliance Officer
David L. Finley	46	Vice President and Chief Administrative Officer
Susanne W. Harris	52	Vice President, Chief Financial Officer and Treasurer
Philip A. Rullman	52	Vice President and Chief Commercial Services Officer
Beverly H. Griffith	56	Vice President, General Counsel and Corporate Secretary
Daryl R. Johnson	57	Vice President of Rates and Regulatory Affairs

Mark T. Mellana was appointed to the Board of Directors, or the Board, effective July 27, 2010. Mr. Mellana currently serves as Managing Director of the Midstream and International portfolio group at GE Energy Financial Services, Inc., or GE-EFS, a position he assumed in May 2007. During the past 11 years, Mr. Mellana has held a variety of positions at GE-EFS, including Managing Director of the Power investment group. In his current position, Mr. Mellana serves on a number of Boards which currently includes Source Gas Holdings Inc., a local gas distribution company headquartered in Colorado. In the past, Mr. Mellana served on the board of Regency Energy Partners, a publicly traded MLP headquartered in Dallas, TX with gas transportation, gathering and processing operations. Mr. Mellana holds a Bachelor of Science in Electrical Engineering from Villanova University and a Master of Business Administration, or M.B.A., in Finance from Boston University.

John V. Veech was appointed to the Board effective March 9, 2010. Mr. Veech has been a Managing Director and head of the Americas region for Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, since February 1, 2009. Prior to joining MSIP, he was a Managing Director in the Investment Management Division of Lehman Brothers from December 1, 2007 until January 31, 2009 (which became Neuberger Investment Management in December 2008), and a Managing Director of Lehman Brothers Global Infrastructure Partners. Prior thereto, he was the global head of Project Finance at Lehman Brothers from 1997 to November 2007, a Managing Director from December 2001 to November 2007, and a Senior Vice President from 1997 to November 2001. He was previously a Vice President in the Fixed Income Division of Salomon Brothers, and an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Veech’s experience involves investing in and managing infrastructure assets, generally in the energy, utilities and transportation sectors, as well as financings and acquisitions of such assets. Mr. Veech received a B.S., magna cum laude, in Accounting from Lehigh University in 1980, and a Jurist Doctorate, or J.D., cum laude, from Boston University School of Law in 1983.

John B. Watt was appointed to the Board effective March 9, 2010. Mr. Watt currently serves as Head of Asset Management for MSIP, a position he assumed in July 2007. From May 2004 to June 2007, he was a Director in the Ontario Teachers' Pension Plan Infrastructure Group in Toronto, Canada where he was responsible for making investments primarily in the energy sector. From September 2000 to April 2004, he was Vice President of Strategic Initiatives for Ontario Power Generation in Toronto, Canada where he was responsible for divesting power plants and related businesses. From 1996 to 2000, he was a Director in the Generation Group at TransAlta Corporation, a large, regulated power utility in Calgary, Alberta where he was responsible for the engineering and regulatory activities for the Alberta-based regulated power plants. He also held a position in the corporate development group where he was responsible for acquiring and divesting various power assets. From 1985 to 1996, Mr. Watt worked for Amoco Corporation, a large, multinational integrated oil major, in various roles in different groups and locations, including strategic planning, evaluations, treasury, financial management, and business development in Calgary, Chicago, and Houston. From 1981 to 1985, Mr. Watt worked as a Process Engineer for Union Carbide Canada in Alberta, Canada. He received a Bachelor of Applied Science degree, or B.A.Sc., in Chemical Engineering from the University of Toronto in 1978 and his M.B.A. from the University of Western Ontario in Canada in 1981, and is a registered Professional Engineer in Alberta, Canada.

Tyson R. Yates was appointed to the Board effective April 28, 2010. Mr. Yates is currently Managing Director of the Midstream portfolio group at GE-EFS in Stamford, CT, a position he has held since March 2007. From 2003 to March 2007, Mr. Yates was Vice President, and later Senior Vice President of the GE-EFS Risk Management Group primarily in the midstream sector. Prior to joining GE-EFS, Mr. Yates held the position of Senior Manager in the Special Acquisition Services and Audit practice at Deloitte LLP. Mr. Yates holds a Bachelor of Science Degree in Accounting from the University of Florida and is a CPA.

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

Robert S. Bahnick became Vice President and Chief Operations Officer of Central in February 2011. Previously he served as Senior Vice President of Operations and Technical Services for Central since July 2003 and Vice President of Operations and Technical Services since November 2002,Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 29 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.

Robert W. Carlton became Vice President and Chief Compliance Officer of Central in February 2011. Previously he served as Central's Vice President of Human Resources and Administration since July 2003, Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 26 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association.

David L. Finley became Vice President and Chief Administrative Officer of Central in February 2011. Previously he served as Central's Vice President of Information Technology since July 2003, Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 23 years in the interstate natural gas pipeline industry. He earned his B.S. in Geology from Murray State University in 1986.

Beverly H. Griffith has been Vice President and Secretary of Southern Star since August 2005. She was named Vice President, General Counsel and Corporate Secretary for Central in February 2011.She had been Senior Vice President, General Counsel and Corporate Secretary for Central since July 2003. Previously she served as Corporate Secretary since November 2002, and served as Central’s General Counsel since 1998, holding a similar position for Central or its predecessors and/or its affiliates since 1995. Ms. Griffith has held a variety of positions in the legal area, including Assistant General Counsel and Senior Attorney, during her 31 years in the interstate natural gas pipeline industry. She received her Bachelor of Arts degree in History from the University of Mississippi in 1976 and her J.D. from the University of Kentucky College of Law in 1979. Ms. Griffith is a member of the Kentucky Bar Association and the Energy Bar Association.

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

Philip A. Rullman became Vice President and Chief Commercial Services Officer for Central in February 2011. Previously he served as Central’s Director of Commercial Services since 2008, as Manager of Customer Service and Business Development since 2005, and held various other positions at Central, and/or its predecessors in engineering, operations, storage, gas control, and human resources during his 32 years in the interstate natural gas pipeline industry. He earned his B.S. in Business Management from Baker University.

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

There are no family relationships among Southern Star’s or Central’s directors or the officers listed. Directors serve one-year terms with elections held at each annual meeting or until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve for such term as is determined from time to time by the Board, or until successors have been elected and qualified, or until their death, resignation or removal.

To the best of our knowledge, during the past five years, none of the following occurred with respect to any present or former director or executive officer: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended December 31, 2010 should be read together with the compensation tables and related disclosures set forth below.   This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers identified in the “Summary Compensation Table”. The Board makes all decisions for the total direct compensation of our named executive officers with the input of our CEO.

The primary objectives of the Board with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual incentives to the achievement of measurable Company and individual performance targets, and to align executive incentives with the creation of shareholder value. The method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the Board considers individual experience and performance, along with the compensation data for executive officers in similar positions with companies of comparable size within the gas pipeline industry. The Board utilizes compensation data from an annual survey performed by the Southern Gas Association in which Central participates.  The 2010 data is a compilation derived from information provided by 22 natural gas distribution, transmission & pipeline companies, including the following peer companies: Centerpoint Energy, CPS Energy, Oneok, Inc., Questar Corporation, Source Gas LLC, and Southern Union Company. For executive compensation, the Board also utilizes compensation data from a confidential annual survey performed by the American Gas Association, or AGA, in which Central participates.  The 2010 AGA data is a compilation derived from information provided by its 64 member organizations, including the following peer pipeline companies: Centerpoint Energy, Entergy Corporation, Oneok, Inc., Questar Corporation, Southern Union Company, Nisource, Inc., and Transcanada Corporation. With respect to officers other than the CEO, the Board also takes into consideration the recommendations of the CEO.

Compensation Components

Our compensation program for our named executive officers, or officers, consists of four primary elements: (1) base salary; (2) a performance-based annual bonus; (3) retirement benefits, and (4) for periods 2010 and prior, retention payments made pursuant to employment agreements.

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

The Board-approved targets establish a pool of dollars that may be funded for Bonus Plan awards to employees each year, or the Bonus pool, based on each individual employee’s performance and achievement of goals set within each employee’s annual performance plans.  Funding of the Bonus pool establishes the amount available to management for Bonus recognition, but does not ensure that an employee will receive a Bonus award. Individual awards are based on individual performance. Targets are challenging but achievable and are generally designed to reward improvement over prior year results and performance.

For 2010, the Board established the following targets for funding the Bonus pool.

•

Up to 5% of the Bonus pool was apportioned to provide for the achievement of non-financial goals and objectives on a department or individual level. For 2010, this component was funded at 5%.

•

Up to 5% of the Bonus pool was attributed to successful progress of the Storage Expansion Project by acquiring the related FERC certificate and performing construction on time and within approved budgets. For 2010, this component was funded at 5%.

•

Up to 10% of the Bonus pool was attributed to achieving cost savings for certain operating expenses as determined by the Board. For 2010, this component was funded at 10%.

•

Up to 5% of the Bonus pool was attributed to improving customer service and communications quality as measured by an annual survey. For 2010, this component was funded at 5%.

•

Up to 5% of the Bonus pool was attributed to identifying and presenting a targeted level of business development growth opportunities. For 2010, this component was funded at 1%.

•

Up to 45% of the Bonus pool was attributed to the achievement of specified EBITDA targets for Central, as defined by the Board. See table below for further explanation of this target. For 2010, this component was funded at 2%.

•

Up to 25% of the Bonus pool was attributed to the achievement of specified free cash flow targets for Central, as defined by the Board. See table below for further explanation of this target. For 2010, this component was funded at 25%.

2010 EBITDA Targets for Central

From	To	% of Funding Level
$0.0	$110.500M	—
$110.501M	$113.500M	20%
$113.501M	$116.500M	25%

Note: For purposes of this calculation, Central’s EBITDA was defined as operating income plus depreciation, adjusted for incentive plan costs.  If the minimum threshold target EBITDA is achieved, the Bonus pool is funded with a pro rata portion of the percentage to be funded for the level of EBITDA achieved.

2010 Free Cash Flow Targets for Central

From	To	% of Funding Level
$0.0	$13.100M	—
$13.101M	$16.100M	10%
$16.101M	$19.100M	15%

Note: For purposes of this calculation, free cash flow for Central was defined as EBITDA (per above) plus/minus miscellaneous income/expenses, less cash interest expense, current tax expense and cash capital expenditures, adjusted for certain capital expenditure variances due to timing. If the minimum threshold target is achieved, the Bonus pool is funded with a pro rata portion of the percentage to be funded for the level of Free Cash Flow achieved.

After the end of each year, the Board determines the level of funding for each component. The Board may, at its discretion, fund the pool at a higher or lower level than indicated by the component calculations, based on overall Company performance or unusual events not included in the targets originally established. The Board did not exercise this discretion in 2010. In total, the 2010 Bonus pool for all employees was funded at 53% of the maximum potential Bonus pool. In comparison, the 2009 Bonus pool was funded at 97%.

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

Once the Bonus pool funding has been determined by the Board, the CEO makes individual bonus recommendations to the Board for each officer, based on an evaluation of each officer’s individual performance. Individual award determinations are subjective and take into consideration achievement of individual goals, including appropriate management of departmental budgets, and individual contributions to team and Company goals, as well as specified performance factors. Performance factors include adaptability, communication skills, innovation, customer service, dependability, initiative, integrity, interpersonal skills, job knowledge, leadership skills, conflict management, diversity management, performance management, people development, planning, focus on results and alignment with the Company’s vision and values. The Board, after giving consideration to the CEO’s recommendations, makes the final determination of awards for all executive officers, including the CEO, at its discretion. Award recommendations for all other employees are approved by the CEO.

The 2010 Bonus pool was funded at 53% of the maximum allowed by the Bonus Plan, and as a group, our executive officers received 18% of the bonus pool paid to employees. For 2010, each named executive officer received the following percentage of their respective bonus potential: 50% for Mr. Morris, 50% for Mr. Bahnick, 23% for Mrs. Griffith, 49% for Mrs. Harris, and 51% for Mr. Johnson.

Employment Agreements and Retention Payments:  All of our officers entered into employment agreements with us during the course of our 2005 acquisition by Holdings to ensure the stability and strength of our management team. The agreements, which are further described below, under “Employment Agreement and Potential Payments Upon Termination or Change in Control”, provide for Base Salaries and Annual Bonuses as described above and provide terms for severance payments under certain conditions. The agreements had a five-year term and expired on December 31, 2010. These agreements provided for annual payments over the five-year period to each officer for his or her continued employment. The final annual payment under those agreements was made in 2010. We did not enter into any new employment agreements with our executive officers following expiration of the agreements.

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

Roles and responsibilities of, as well as compensation for, our executive officers were reviewed in 2011 as a result of the expiration of the employment agreements. Salaries and 2011 bonus participation levels were adjusted upward or downward in the first quarter of 2011 as a result of this review.  For the 2010 named executive officers, salary increases ranged from zero to 17%, and the bonus participation levels for Mr. Morris, Mr. Bahnick, and Ms. Griffith were reduced. New compensation plans are under consideration by the Board, which may or may not be implemented during 2011.

Summary Compensation Table

The following table sets forth certain summary compensation information as to the CEO and CFO during the fiscal year 2010, and for the other top three most highly compensated employees including the most highly compensated executive officers of Central, our operating entity, as of December 31, 2010. The table below indicates, for each of the named executive officers’ salary, bonus and all other compensation of Southern Star and Central for the fiscal years ended December 31, 2010, 2009 and 2008 (expressed in thousands):

SUMMARY COMPENSATION TABLE

Name and Principal Position(3)	Year	Salary $	Bonus $	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) $	All Other Compensation(2) $	Total $

Jerry L. Morris	2010	242,528	122,253	105,974	644,700	1,115,455
President, CEO	2009	247,235	219,032	142,935	644,700	1,253,902
	2008	231,575	202,366	22,303	643,800	1,100,044

Susanne W. Harris	2010	169,226	41,335	84,775	155,325	450,661
Vice President, Finance and Accounting, and CFO	2009	173,586	74,907	82,719	155,325	486,537
	2008	161,413	71,578	21,662	154,425	409,078

Beverly H. Griffith	2010	195,330	34,411	103,333	138,450	471,524
Senior Vice President, General Counsel	2009	200,524	129,870	122,732	138,450	591,576
and Corporate Secretary	2008	199,326	124,098	25,985	137,550	486,959

Robert S. Bahnick	2010	210,532	77,250	82,878	174,075	544,735
Senior Vice President of Operations	2009	213,923	143,685	95,958	169,724	623,290
and Technical Services of Central	2008	213,828	132,870	19,266	173,175	539,139

Daryl R. Johnson	2010	169,375	43,141	97,831	202,924	513,271
Vice President, Rates and Regulatory Affairs of	2009	172,427	79,700	165,002	202,200	619,329
Central	2008	160,143	73,888	24,759	201,300	460,090

(1)

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATION S-K Subpart 229.402(h)(2).

(2)

All Other Compensation for 2010, 2009, and 2008 includes matching contributions by Central under the Southern Star Investment Plan, Central’s broad-based 401(k) plan. For 2010, it contains the amounts of $14,700 for each of Mr. Morris, Mr. Bahnick, Mrs. Griffith, Mrs. Harris, and Mr. Johnson. For 2009, it contains the amounts of $14,700 for Mr. Morris, $10,349 for Mr. Bahnick, $14,700 for Mrs. Griffith, $14,700 for Mrs. Harris, and $14,700 for Mr. Johnson. For 2008, it contains the amounts of $13,800 for each of Mr. Morris, Mr. Bahnick, Mrs. Griffith, Mrs. Harris, and Mr. Johnson. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. All other compensation also includes amounts paid as retention bonuses described under “Employment Agreements and Potential Payments Upon Termination or Change of Control” as follows for each of the three years reported, the amounts of $630,000 to Mr. Morris, $159,375 to Mr. Bahnick, $123,750 to Mrs. Griffith, $140,625 to Mrs. Harris and $187,500 to Mr. Johnson. In addition, Mr. Johnson received $724 related to a service award.

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

Pension Benefits

Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003. All named executive officers are covered under the Non-Union Plan. Benefits under the Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his or her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment. The table below indicates for each of the named executive officers the number of years of service credited under the plan, the actuarial present value of the named executive officer’s accumulated benefit under the plan and the dollar amount of any payments and benefits paid to the named executive officers during 2010 (expressed in thousands):

SOUTHERN STAR RETIREMENT PLAN

Name	Number of Years of Credited Service	Present Value of Accumulated Benefit*	Payments During Last Fiscal Year
Jerry L. Morris	8.167	$ 401,744	$ —
Susanne W. Harris	8.167	292,555	—
Beverly H. Griffith	8.167	402,469	—
Robert S. Bahnick	8.167	289,439	—
Daryl R. Johnson	8.167	444,836	—

*

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2010, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATIONS-K Subpart 229,402(h)(2).

Normal retirement age is the later of age 65 and five years of plan participation. The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.

The compensation covered by the Non-Union Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay. Pursuant to the Internal Revenue Code, or IRC, covered compensation is presently limited to $245,000 per year. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above. One year of credited service is credited to an employee for each calendar year during which he is a participant in the plan and receives compensation as an employee of the Company. If an employee works less than a full calendar year, he or she is credited with one-twelfth of a year of credited service for each month, or part thereof, of which he or she is a participant and receives compensation as an employee of the Company. Credited service will not be counted for periods in which an employee does not receive compensation from us.

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

Employment Agreements and Potential Payments Upon Termination or Change in Control

On May 13, 2005, we entered into an employment agreement with Jerry L. Morris, Central’s President and CEO, which was subsequently amended on August 11, 2005 and November 20, 2006. The primary term of the three-year employment agreement was set to expire on February 12, 2007; however, the term was extended to August 11, 2010.  On May 13, 2010, the term was extended to December 31, 2010 on the same terms without further automatic extension.  The employment agreement provided for an annual base salary subject to upward adjustments with an annual incentive bonus in an amount up to 100% of Mr. Morris’s base salary based on certain allocations and targets. The calculation of the incentive payments made to Mr. Morris conformed with the calculation of such payments made under the company-wide incentive plan applicable to other executives and employees, as that plan may exist from time to time. In addition, Mr. Morris’s employment agreement provided for severance benefits under the same terms as the employee agreements of the other officers as described below. In addition to the salary provided to Mr. Morris, he received an aggregate five-year retention bonus of $4.2 million paid in annual installments over the five-year term of the employment agreement.

If Mr. Morris was terminated without cause or resigned for Good Reason (as defined in the employment agreement), or if his employment would not have been continued after the initial term of the employment agreement or any one-year renewal period, we must have paid Mr. Morris a severance benefit equal to two times his annual base salary plus an amount equal to his average annual incentive bonus paid during the most recent three-year period under the employment agreement, expressed as a percentage of his annual base salary, times his annual base salary then in effect.

On August 11, 2005, in connection with the acquisition, we entered into employment agreements with each of Robert S. Bahnick, Senior Vice President, Operations and Technical Services; Robert W. Carlton, Vice President, Human Resources and Administration; Chris W. Ellison, Vice President, Operations; David L. Finley, Vice President, Information Technology; Beverly H. Griffith, Senior Vice President, General Counsel and Corporate Secretary; Susanne W. Harris, Vice President, CFO and Treasurer; Daryl R. Johnson, Vice President, Rates and Regulatory; and Richard J. Reischman, Vice President, Operations. Each of the employment agreements provided for a five-year term and an annual base salary, which was subject to upward adjustments, and aggregate five-year retention bonuses, paid in annual installments over the five-year term of the employment agreements, as follows: Mr. Bahnick, $1,062,500; Mr. Carlton, $937,500; Mr. Ellison, $700,000; Mr. Finley, $825,000; Ms. Griffith, $825,000; Mr. Harder, $1,062,500; Ms. Harris, $937,500; Mr. Johnson, $1,250,000; and Mr. Reischman, $700,000. In addition to salary and retention bonus, each of the employment agreements provided for an annual incentive bonus of up to 50% of the employee’s annual salary, except for the employment agreements of Mr. Bahnick and Ms. Griffith, whose agreements provided for annual incentive bonuses of up to 75% of their annual salaries. Each of the employment agreements expired on December 31, 2010.

In addition, each employee, including Mr. Morris, was entitled to receive severance payments if (i) his or her employment was involuntarily terminated for any reason other than death, disability or Cause (as defined in the agreements) or (ii) if his or her employment was terminated by the employee for Good Reason (as defined in the agreements). Such severance payments consist of an amount equal to two times the sum of the employee’s salary then in effect plus an amount equal to the average bonus percentage that had been paid to the employee during the course of the agreement applied to the employee’s salary then in effect. The severance payment would have been paid to the employee in one lump sum payment within 30 days of the termination of employment. Each agreement also provided that, during the course of the agreement and for one year following the termination of employment, the employee could not solicit employees or contractors away from Central or solicit the business of any client or customer of Central in any territory, state or country where Central conducts business.

Also, in December 2008, Central’s Board passed a resolution amending the employment agreements for all officers, effective January 1, 2009, to be in compliance with IRS Section 409A related to, among other things, setting the specific timing of certain payments upon termination should it occur during the term of the employment agreement.

The table below sets forth the amounts payable to each named executive officer assuming the named executive officer’s employment had terminated on December 31, 2010.

Except as otherwise expressly indicated, the amounts set forth in the table below do not represent the actual amounts a named executive officer would receive if his employment were terminated or there were a change of control of the Company, but generally represent only estimates, based on the assumptions provided in the footnotes to the table. The amounts set forth in the table are based upon the benefit plans and agreements that were in effect as of December 31, 2010. Payments that we may make in the future upon a named executive officer’s termination or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of our benefit plans and agreements as of December 31, 2010.

Name	Termination without Cause or for Good Reason(1)	Termination for Cause(2)	Termination Due to Death(3)	Termination Due to Disability(4)	Termination Due to Relocation(5)
Jerry L. Morris	$676,250	$—	$187,238	$187,238	$244,506
Susanne W. Harris	406,427	—	65,517	65,517	170,455
Beverly H. Griffith	506,663	—	113,997	113,997	196,333
Robert S. Bahnick	534,313	—	122,313	122,313	206,000
Daryl R. Johnson	409,443	—	67,731	67,731	170,856

(1)

Reflects cash severance including 24 months of base salary plus an amount equal to the average annual incentive bonus paid during the most recent three-year period under the employment agreement, expressed as a percentage of the employee’s annual base salary, times the annual base salary then in effect, which must have been paid in one lump payment within thirty days of the effective date of termination and also included retention bonuses not paid prior to termination. The employment agreements defined “Good Reason” as (i) any material adverse change(s) in any of the employee’s position, duties, authority or responsibilities which are inconsistent in any material respect with the employee’s position, authority, duties or responsibilities as contemplated by the employee agreement, made without the employee’s express prior written consent and not remedied by the Company promptly after receipt of notice given by the employee; (ii) a reduction in the employee’s base annual salary; (iii) any failure by the Company to allow the employee participation in and coverage under the medical insurance, dental insurance, retirement, 401(k) savings and other similar plans and programs; provided paid vacations and holidays in accordance with the Company’s policy; and reimbursement of all authorized, reasonable travel, entertainment and other expenses paid or incurred by the employee in the performance of his or her business obligations, other than an insubstantial and inadvertent failure remedied by the Company promptly after receipt of notice given by the employee; or (iv) any purported termination that was not communicated to the employee in writing and failed to provide the nature of the termination and discussed in reasonable detail the facts and circumstances claimed to provide a basis for such termination.

(2)

The employment agreements defined “for Cause” as the employee  (i) intentionally refusing (except by reason of incapacity due to physical or mental illness or disability) to devote his or her entire business time to the performance of duties hereunder as provided in the employee agreement, (ii) causing a breach of the Company’s Trade Secret Agreement, (iii) being convicted of, or pleading guilty or nolo contendre to, a felony (iv) committing theft or misappropriation of assets of the Company, or any of its subsidiaries or affiliates, (v) committing any willful, intentional or grossly negligent act which injures the reputation or business of the Company, or any of its subsidiaries or affiliates, or (vi) failing to perform employee duties (including but not limited to failure to cooperate  with an investigation by an governmental authority).

(3)

Reflects cash severance equal to a prorated incentive bonus assuming the employee would have achieved the target bonus for the plan year in which the employee was terminated and unpaid retention bonuses.

(4)

Reflects cash severance equal to a prorated incentive bonus, assuming the employee would have achieved the target bonus for the plan year in which the employee was terminated, unpaid retention bonuses, and benefits paid under Central’s long-term disability insurance program (or such other long term disability program as Southern Star or one of its affiliates maintained for the benefit of the employee). The employee agreements for Mr. Morris stated that the Company may terminate Mr. Morris’s employment upon 10 days prior written notice, if he was absent or substantially unable to perform his employment obligations by reason of illness or other incapacity, or any other cause for more than ninety consecutive days during any 12-month period, notwithstanding any reasonable accommodation as may be required by applicable law. The employee agreements for the named executive officers indicated they would be deemed terminated the first day the employee became eligible to receive benefits under the appropriate long-term disability program.

(5)

Reflects cash severance equal to any unpaid retention bonuses and benefits paid under the Southern Star Severance Pay Plan. The employee agreements allowed the named executive officers to terminate his or her employee agreement if the employee’s principal place of employment was moved to a location more than 50 miles from the employee’s current place of employment.

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

Mark T. Mellana

John V. Veech

John B. Watt

Tyson R. Yates

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 15, 2011, with respect to the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 11, 2005, Central and Western Frontier Pipeline Company, LLC (an inactive subsidiary of Southern Star), or Western Frontier, entered into an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the years ended 2010, 2009 and 2008, Central paid approximately $1.0 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings. In addition, on August 11, 2005, we entered into an Administrative Services Agreement, or Services Agreement, with EFS Services to provide certain administrative services to us and Holdings. Pursuant to the terms of the Services Agreement, EFS Services is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees paid or accrued for professional services rendered by Ernst & Young, LLP, or E&Y, in connection with the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009, and in connection with statutory and regulatory filings for such fiscal periods, were approximately $455,000 and $461,000, respectively.

Audit-Related Fees

The aggregate fees paid or accrued for services rendered by E&Y in connection with audit-related services, primarily for the audits of certain of Central’s benefit plans, for each of the fiscal years ended December 31, 2010 and 2009 were approximately $57,000 and $62,000, respectively.

Tax Fees

There were no aggregate fees paid or accrued for services rendered by E&Y in connection with tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

No other services were provided by E&Y for the fiscal years ended December 31, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the Board. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2010 were pre-approved by the Board.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

(a)

Exhibits.

Exhibit Number	Description of Document

3.1[1]	Amended and Restated Certificate of Incorporation of Southern Star Central Corp., dated August 11, 2005.

3.2[5]	Third Amended and Restated Bylaws of Southern Star Central Corp., dated February 1, 2011.

3.3[2]	Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.

3.4[5]	Third Amended and Restated Bylaws of Southern Star Central Gas Pipeline, Inc., dated February 1, 2011.

4.4[4]	Indenture, dated April 13, 2006, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A. (the “Trustee”).

4.5[4]	Registration Rights Agreement, dated April 13, 2006, between Southern Star Central Corp. and the Initial Purchasers.

4.6[6]	Form of Certificate of 6 3/4% Senior Notes due 2016.

4.7[3]	Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.

4.8[3]	Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.

4.9[3]	Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

4.10[1]	Recapitalization Agreement, dated as of August 11, 2005, between EFS-SSCC Holdings, LLC and Southern Star Central Corp.

4.11[4]	Indenture, dated April 13, 2006, between Central and The Bank of New York Trust Company, N.A.

4.12[4]	Supplemental Indenture, dated April 10, 2006, by and between Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.

4.13[8]	Indenture dated April 16, 2008, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A., as Trustee.

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

10.3[2]	Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.

10.4[3]	Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

10.5[1]	Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.
10.6[1]	Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.7[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.8[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Robert W. Carlton.

10.9[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Chris W. Ellison.

10.10[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and David L. Finley.

10.11[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.12[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and James L. Harder.

10.13[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Susanne W. Harris.

10.14[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.15[1]	Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Richard J. Reischman.

10.16[5]	Employment Agreement, dated as of May 13, 2005, between Southern Star Central Corp., Central and Jerry L. Morris.

10.17[1]	Amendment to Employment Agreement, dated as of August 11, 2005, among Southern Star Central Corp., Central and Jerry L. Morris.

10.18[6]	Amendment No. 2 to Employment Agreement, dated as of November 20, 2006, among Southern Star Central Corp., Central and Jerry L. Morris.

10.19[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.20[9]	Amendment to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Robert W. Carlton.

10.21[9]	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Chris W. Ellison.

10.22[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and David L. Finley.

10.23[9]	Amendment to Employment Agreement, dated as of December 16, 2008, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.24[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Susanne W. Harris.

10.25[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.26[9]	Amendment to Employment Agreement, dated as of December 15, 2008, among Southern Star Central Corp., Central and Richard J. Reischman.

10.27[9]	Amendment No. 3 to Employment Agreement, dated as of December 19, 2008, among Southern Star Central Corp., Central and Jerry L. Morris.

10.28[10]	Amendment No. 4 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Jerry L. Morris.

10.29[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert S. Bahnick.

10.30[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Robert W. Carlton.

10.31[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Chris W. Ellison.

10.32[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and David L. Finley.

10.33[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Beverly H. Griffith.

10.34[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Susanne W. Harris.

10.35[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Daryl R. Johnson.

10.36[10]	Amendment No. 2 to Employment Agreement, dated as of May 13, 2010, among Southern Star Central Corp., Central and Richard J. Reischman.

12.1	Ratio of Earnings to Fixed Charges.

21.1[2]	Subsidiaries of Southern Star Central Corp.

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002

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

(4)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 18, 2006.

(5)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on February 4, 2011.

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

 (10)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 15, 2011	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 15, 2011	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MELLANA Mark T. Mellana	Director	March 15, 2011

By:	/s/ JOHN V. VEECH John V. Veech	Director	March 15, 2011

By:	/s/ JOHN B. WATT John B. Watt	Director	March 15, 2011

By:	/s/ TYSON R. YATES Tyson R. Yates	Director	March 15, 2011

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

Report of Independent Registered Public Accounting Firm

Board of Directors

SOUTHERN STAR CENTRAL CORP.

We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 15, 2011

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,993	$38,789
Receivables:
Trade	18,704	18,985
Income taxes	2,088	1,748
Transportation, exchange and fuel gas	2,986	11,605
Other	5,711	5,497
Inventories	6,727	6,910
Deferred income taxes	1,806	2,559
Costs recoverable from customers	11,369	750
Prepaid expenses	4,288	5,190
Other	478	678
Total current assets	79,150	92,711

Property, Plant and Equipment, at cost:
Natural gas transmission plant	705,659	662,316
Other natural gas plant	21,884	13,798
	727,543	676,114
Less – Accumulated depreciation and amortization	(89,750)	(68,320)
Property, plant and equipment, net	637,793	607,794

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	55,585	49,851
Prepaid expenses	240	485
Postretirement benefits other than pensions	—	1,398
Other deferred and noncurrent assets	7,039	8,171
Total other assets	374,630	371,671
Total Assets	$1,091,573	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$5,320	$3,174
Transportation, exchange and fuel gas	13,604	10,019
Income Taxes	145	368
Other	9,174	8,039
Accrued taxes, other than income taxes	6,827	6,293
Accrued interest	6,920	6,938
Accrued payroll and employee benefits	8,591	11,645
Costs refundable to customers	94	1,674
Capitalized lease obligation due in one year	235	745
Other accrued liabilities	1,945	2,320
Total current liabilities	52,855	51,215

Long-Term Debt:
Capitalized lease obligation	4,745	4,980
Other long-term debt	476,708	476,074
Total long-term debt	481,453	481,054

Other Liabilities and Deferred Credits:
Deferred income taxes	72,661	63,050
Postretirement benefits other than pensions	20,934	15,212
Asset retirement obligations	1,631	2,782
Costs refundable to customers	146	2,067
Environmental remediation	1,225	1,403
Accrued pension	27,946	25,495
Other	172	168
Total other liabilities and deferred credits	124,715	110,177

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at December 31, 2010 and 2009	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	8,681	5,861
Total stockholder’s equity	432,550	429,730
Total Liabilities and Stockholder’s Equity	$1,091,573	$1,072,176

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

	(In thousands)
Operating Revenues:
Transportation	$187,398	$193,415	$175,657
Storage	26,096	26,912	20,164
Other revenue	648	474	967
Total operating revenues	214,142	220,801	196,788

Operating Costs and Expenses:
Operations and maintenance	49,253	50,135	49,064
Administrative and general	37,770	42,954	39,005
Depreciation and amortization	31,057	32,238	29,293
Taxes, other than income taxes	16,153	15,293	14,654
Total operating costs and expenses	134,233	140,620	132,016

Operating Income	79,909	80,181	64,772

Other (Income) Deductions:
Interest expense	32,297	32,556	31,210
Interest income	(211)	(308)	(877)
Miscellaneous other income, net	(768)	(49)	(658)
Total other deductions	31,318	32,199	29,675

Income Before Income Taxes	48,591	47,982	35,097

Provision for Income Taxes	18,526	19,010	13,838

Net Income	$30,065	$28,972	$21,259
Total comprehensive income	$30,065	$28,972	$21,259

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

	(In thousands)
OPERATING ACTIVITIES:
Net income	$30,065	$28,972	$21,259
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	31,057	32,238	29,293
Deferred income taxes	10,364	11,033	12,688
Amortization of debt discount/premium and expense	1,681	1,688	1,534
Receivables	(592)	(4,496)	15
Inventories	183	46	(490)
Other current assets	1,102	(493)	(47)
Payables and accrued liabilities	201	4,063	(2,854)
Other, including changes in noncurrent assets and liabilities	889	600	(1,064)
Net cash provided by operating activities	74,950	73,651	60,334

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(59,957)	(40,275)	(65,622)
Proceeds from sales and salvage values, net of costs of removal	(752)	1,156	(1,294)
Net cash used in investing activities	(60,709)	(39,119)	(66,916)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	—	—	46,065
Common dividends/return of capital	(27,245)	(30,583)	(22,000)
Debt issuance costs	(47)	(55)	(1,203)
Capital lease payments	(745)	(720)	(690)
Net cash provided by (used in) financing activities	(28,037)	(31,358)	22,172

Increase (decrease) in cash and cash equivalents	(13,796)	3,174	15,590

Cash and cash equivalents at beginning of period	38,789	35,615	20,025

Cash and cash equivalents at end of period	$24,993	$38,789	$35,615

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$30,636	$30,878	$28,631
Income tax, net	8,725	9,071	380

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

	(In thousands)
Balance, January 1, 2008	$426,895	$5,187	$—	$432,082
Add (deduct):
Net income	—	21,259	—	21,259
Common dividends/return of capital	(3,026)	(18,974)	—	(22,000)
Balance, December 31, 2008	423,869	7,472	—	431,341

Add (deduct):
Net income	—	28,972	—	28,972
Common dividends	—	(30,583)	—	(30,583)
Balance, December 31, 2009	423,869	5,861	—	429,730

Add (deduct):
Net income	—	30,065	—	30,065
Common dividends	—	(27,245)	—	(27,245)
Balance, December 31, 2010	$423,869	$8,681	$—	$432,550—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star was incorporated in Delaware in September 2002 and is owned by GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, through their indirect ownership of EFS-SSCC Holdings, LLC, or Holdings. Southern Star operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows. The term “the Company” denotes Southern Star Central Corp. and its subsidiaries.

Central

Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, which are its main market areas.

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 39 compressor stations with approximately 202,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2010, Central had transportation customer contracts with approximately 174 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 505 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Central is subject to regulation by the Federal Energy Regulatory Commission, or the FERC, under the Natural Gas Act of 1938, or NGA, and under the Natural Gas Policy Act of 1978, or NGPA, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required or available under the NGA.

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

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets as Costs recoverable from customers or Costs refundable to customers at December 31, 2010 and 2009 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2010	2009
Current Assets:
Environmental costs	$750	$750
Fuel costs	10,619	—
Total Current Assets	11,369	750

Noncurrent Assets:
Environmental costs	1,225	1,403
Income taxes on AFUDC equity	4,740	4,375
Gas imbalance cash cost recoverable	74	117
Postretirement benefits other than pensions	20,599	15,202
Pensions	27,946	26,307
Asset retirement obligations	995	2,390
Long-term disability	6	57
Total Noncurrent Assets	55,585	49,851

Total Assets	66,954	50,601

Current Liabilities:
Costs refundable to customers	(94)	(1,674)
Total Current Liabilities	(94)	(1,674)

Noncurrent Liabilities:
Gas imbalance cash cost refundable	(146)	(338)
Postretirement benefits other than pensions	—	(1,729)
Total Noncurrent Liabilities	(146)	(2,067)

Total Liabilities	(240)	(3,741)

Net Regulatory Assets	$66,714	$46,860

These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives generally averaging 20 to 25 years for property in service prior to the 2005 acquisition of the Company. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation for the years ended December 31, 2010, 2009 and 2008 was approximately $31.1 million, $32.2 million, and $29.3 million, respectively.

Goodwill

The Company has recorded $311.8 million of goodwill. Goodwill is not amortized and is subject to an annual impairment test as of December 31, or more frequently if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic of the ASC. In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk-adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment test of goodwill in 2010, 2009 and 2008, none of which resulted in the recognition of an impairment loss.

Provision for Uncollectible Accounts

The Company’s trade receivables are primarily due from local natural gas and electric distribution companies whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollectible, it will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the accompanying Consolidated Balance Sheets are net of its provision for uncollectible accounts of approximately $0.3 million for the year ended December 31, 2010 and $0.01 million for the year ended December 31, 2009, respectively.

Income Taxes

Southern Star and Central record deferred taxes under the liability method. Deferred taxes are provided on all temporary differences between the book and tax basis of the assets and liabilities pursuant to the Accounting for Income Taxes Topic of the ASC.

In accordance with the Accounting for Uncertainty in Income Taxes Topic of the ASC, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Statements of Operations. For the years ended December 31, 2010 and 2009, the Company did not have a liability for penalties or interest related to uncertain tax positions. Comparable amounts for 2008 were not material.

The Company operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Central generally makes payments to Southern Star for its federal and state income tax liabilities as though it were filing a separate return. Southern Star has an obligation to indemnify Central for any liability that Central incurs for taxes of the affiliated group of which Southern Star and Central are members under Treasury Regulations Section 1.1502-6 and similar state statutes.

Dividends and Returns of Capital

Dividends declared in excess of Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest

The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the year ended December 31, 2010 were $0.4 million and $1.0 million, respectively; for the year ended December 31, 2009 were $0.2 million and $0.4 million, respectively; and for the year ended December 31, 2008 were $0.3 million and $0.6 million, respectively.

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

Asset Retirement Obligations

In 2005, in accordance with the Financial Accounting Standards Board, or FASB, Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2010 was $1.0 million and $1.6 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2009 was $2.4 million and $2.8 million, respectively. Central began recovering asset retirement obligations in its rates in 2008.

Long-Lived Assets

Consistent with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of the ASC, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and reduce the carrying amount to fair market value to the extent necessary. Application of this standard for the years ended December 31, 2010, 2009 and 2008, did not result in an impairment loss.

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

The Company’s market risk is limited to interest rate risk on our long-term debt. All interest is fixed. The Company’s long-term debt at December 31, 2010, had a carrying value of $476.7 million. At December 31, 2010, the fair value of the Company’s 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $201.8 million and $46.6 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity.  The fair value of the 6.0% Notes was $254.7 million as of December 31, 2010, estimated by discounting the Notes’ cash flows by the current yield of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Recent Accounting Standards

In October 2009, the FASB updated the revenue recognition guidance relating to the accounting for revenue arrangements involving multiple deliverables. The updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. The updates are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The adoption of this standard in 2011 will not have a material impact on our financial condition, results of operations or cash flows.

3. Financing

At December 31, 2010 and 2009, long-term debt consisted of the following (expressed in thousands):

	December 31, 2010	December 31, 2009
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,980	5,725
Unamortized debt discount	(3,292)	(3,926)
Total debt	481,688	481,799
Less current capitalized lease obligation	235	745
Total long-term debt	$481,453	$481,054

6.75% Registered Notes

At December 31, 2010 and 2009, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payment of dividends or distributions to equity holders, under the 6.75% Registered Notes indenture, is subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

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

Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture

Central’s 6.0% Notes

At December 31, 2010 and 2009, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Trust Company, N.A. serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

Interest on the 6.0% Notes is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities.

Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A., as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $9.5 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets.  Approximately $1.9 million of amortization relating to the capital lease has been included in Accumulated depreciation and amortization in the accompanying Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of December 31, 2010, the Company was in compliance with the covenants of all outstanding debt instruments.

The following table summarizes the Company’s long-term debt payments due by period:

	Long-Term Debt Maturities	Capital Lease
	(In thousands)
2011	$—	$235
2012	—	250
2013	—	265
2014	—	280
2015	—	305
After 2015	480,000	3,645
Total	$480,000	$4,980

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

The Audit Order contains a list of remedies to address the DA’s findings, which Central has either completed or is in the process of completing. The Audit Order also contained a number of recommendations for ensuring compliance, including the implementation of a comprehensive compliance program, consistent with recent FERC policy statements.

The Audit Order required Central to file a “compliance plan” outlining the steps it will take to implement the corrective actions recommended by November 20, 2008, with quarterly reports to follow. The Audit Order also required certain information with respect to “non-conforming” shipper agreements to be filed within 120 days of the date of the Audit Order, and directed Central to file within 150 days of the Audit Order all unfiled agreements that contain non-conforming terms and conditions. On August 17, 2010, the FERC issued an order accepting all corrective actions, amendments and explanations regarding Central’s “non-conforming” agreements. Central has made all of the required filings and continues to file quarterly reports on the status of its compliance plan. As there were no monetary penalties levied and although there will be costs and time spent by Central on implementing the Audit Order’s recommended corrective actions, we do not expect that this action by the FERC will have any material adverse effect on our future financial position, results of operations, or cash flows.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $2.0 million at December 31, 2010 and $2.2 million at December 31, 2009 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of the Company’s existing units. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2011. There are also other various proposed rules and potential federal legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. The parties continue to await the Trial Court’s Ruling on the defendants’ motion(s) for attorney’s fees and costs, which were the subject of a hearing held on April 24, 2007.  A ruling on these motions is expected by July of 2011, as the presiding Judge has announced his intent to retire on July 24, 2011.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit.

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

5. Income Taxes

A summary of the provision for income taxes is as follows (expressed in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Current provision:
Federal	$7,042	$6,154	$435
State	1,120	1,823	715
	8,162	7,977	1,150
Deferred provision:
Federal	9,198	9,572	10,968
State	1,166	1,461	1,720
	10,364	11,033	12,688
Income tax provision	$18,526	$19,010	$13,838

Reconciliation of the normal statutory federal income tax rate to the Company’s effective income tax provision is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.1%	4.5%	4.5%
Permanent items:
Other, net	—	0.1%	(0.1)%
Income tax provision	38.1%	39.6%	39.4%

The 2010 reduction in state income taxes, net of federal tax benefits relates primarily to a change in the composite state income tax rate to reflect a decrease in various states’ income tax rates.

Significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (expressed in thousands):

	2010	2009
Deferred tax assets:

Accrued employee benefits	$20,906	$20,292
Intangibles	2,128	2,452
Accrued environmental costs	768	842
Other	1,230	1,658
Total deferred tax assets	25,032	25,244

Deferred tax liabilities:
Property, plant and equipment	73,350	65,455
Regulatory assets	20,973	19,202
Other	1,564	1,078
Total deferred tax liabilities	95,887	85,735
Net deferred tax liabilities	$(70,855)	$(60,491)

Classification:
Net current assets	$1,806	$2,559
Net long-term liabilities	(72,661)	(63,050)
Net deferred tax liabilities	$(70,855)	$(60,491)

The Accounting for Uncertainty in Income Taxes Topic of the ASC establishes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Income Taxes. Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation during the first quarter of 2007. As of December 31, 2010 and 2009, Southern Star had no net unrecognized tax benefits.  The Company also records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Operations. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Operations. For the years ended December 31, 2010 and 2009, the Company did not have a liability for penalties or interest related to uncertain tax positions. Comparable amounts for 2008 were not material.

As of December 31, 2010, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning 2003 and forward, in some cases due to net operating losses carried forward. Central is currently being audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The Company had no financial assets or liabilities required to be measured at fair value on a recurring basis as of December 31, 2010 and 2009. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of these instruments. At December 31, 2010, the fair value of the Company’s 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $201.8 million and $46.6 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity.  The fair value of the 6.0% Notes was $254.7 million as of December 31, 2010, estimated by discounting the Notes’ cash flows by the current yield of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Concentrations of Credit Risk

Central’s trade receivables are primarily due from local distribution companies and other pipeline companies predominantly located in the central region of the United States. The Company’s credit risk exposure in the event of nonperformance by these parties is limited to the face value of their respective receivables. As a general policy, collateral is not required for receivables, but customers’ financial positions and creditworthiness are evaluated regularly.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending December 31, 2011. In addition, no plan assets are expected to be returned to the Company during the 12 months ending December 31, 2011.

The terms of the RP08-350 rate settlement allow Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. In comparison, Central’s previous rate settlement had allowed recoveries of $7.5 million annually. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. As of December 31, 2010, Central’s funding was equivalent to its recoveries. The following table presents Central’s funding and recoveries as December 31, 2010, 2009 and 2008 (expressed in thousands):

	Funding	Recoveries		Over/(Under) Funding

2010	$8,687	$9,500		$(813)
2009	10,046	9,500		546
2008	8,100	7,833	*	267
	$26,833	$26,833		$—

*

2008 recoveries consisted of $6.2 million recovered pursuant to the previous rate settlement and $1.6 million recovered pursuant to the RP08-350 rate settlement.

Union Retirement Plan

Central maintains a separate non-contributory defined benefits pension plan, which covers union employees, or Union Plan. The Union Plan covers 33% of the 460 total current employees of Central.

The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009 (expressed in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$29,868	$26,259
Service cost	1,325	1,010
Interest cost	1,391	1,457
Actuarial loss	2,415	5,522
Benefits paid	(814)	(548)
Settlements	(5,929)	(3,128)
Transfers to (from) non-union plan	59	(704)
Benefit obligation at end of year	28,315	29,868

Change in plan assets:
Fair value of plan assets at beginning of year	15,543	11,336
Actual return on plan assets	1,957	2,548
Employer contributions	4,291	5,672
Benefits paid	(814)	(548)
Settlements	(5,929)	(3,128)
Transfers to (from) non-union plan	19	(337)
Fair value of plan assets at end of year	15,067	15,543
Funded status/Accrued benefit cost	$(13,248)	$(14,325)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the accrued benefit cost in 2010 and 2009 includes $6.6 million and $6.1 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $24.3 million and $26.0 million at December 31, 2010 and 2009, respectively.

Lump sum distributions of $5.9 million and $3.1 million were paid to plan participants in 2010 and 2009, respectively.  The Union Plan’s distributions in 2010 and 2009 exceeded each year’s respective service and interest cost, triggering settlement accounting under Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC. The effects of the 2010 settlements were calculated as of April 30, 2010 and as of December 31, 2010 and the effects of the 2009 settlements were calculated as of January 31, 2009 and as of December 31, 2009.

Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Components of net periodic pension expense:
Service cost	$1,325	$1,010	$1,231
Interest cost	1,391	1,457	1,804
Expected return on plan assets	(1,334)	(1,068)	(1,088)
Recognized actuarial loss	122	49	—
Employee transfers	24	(328)	(232)
Settlement recognition	1,209	528	544
Regulatory recovery of costs	2,172	3,672	5,574
Net periodic pension expense	$4,909	$5,320	$7,833

Approximately $0.2 million of amortization of net losses is expected to be reflected in expense in 2011.

The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Discount rate	5.16%	5.48%	6.03%
Rate of compensation increase	3.60%	3.75%	3.75%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Period May 1 through December 31, 2010 *	For the Period January 1 through April 30, 2010	For the Period February 1 through December 31, 2009 *	For the Period January 1 through January 31, 2009	For the Period April 1 through December 31, 2008 *	For the Period January 1 through March 31, 2008
Discount rate	5.52%	5.48%	6.31%	6.03%	6.34%	6.17%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	4.35%	3.75%	4.35%	4.35%

*

Changes in 2010, 2009 and 2008 weighted-average assumptions related to settlement accounting under the Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC.

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

The following are the fair values of the Union Plan’s assets for the period indicated (in thousands):

	As of December 31, 2010			As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]
Cash & Cash Equivalents	$ 578	$ -	$ 578	$ 558	$ -	$ 558
Equity and Exchange Traded Funds:
Emerging Markets	807	807	-	625	625	-
International Large Cap Core	767	767	-	730	730	-
International Large Cap Growth	434	434	-	395	395	-
International Large Cap Value	916	916	-	619	619	-
Large Cap Core	1,132	1,132	-	-	-	-
Large Cap Growth	1,206	1,206	-	2,916	2,916	-
Large Cap Value	1,765	1,765	-	2,169	2,169	-
Mid Cap Growth	999	999	-	963	963	-
Mid Cap Value	850	850	-	896	896	-
Small Cap Core	615	615	-	461	461	-
Small Cap Growth	337	337	-	509	509	-
Fixed Income:
Government Agency Obligations	588	-	588	1,183	-	1,183
Government Treasury Obligations	1,080	1,080	-	479	479	-
Municipal Obligations	202	-	202	196	-	196
Corporate Obligations	2,756	-	2,756	2,801	-	2,801
Other:
Accrued Income	35	6	29	43	1	42
Total	$ 15,067	$ 10,914	$ 4,153	$ 15,543	$ 10,763	$ 4,780

(1)

Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value. Fixed income securities are valued at prices of actual trades or bid/ask quotes made by broker-dealers gathered by a pricing service.

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

Common stock investments are restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ. Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company, is prohibited.

In 2011, the Company expects to contribute to the Union Plan approximately $5.7 million.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2011	$ 2,326
2012	2,474
2013	3,019
2014	3,355
2015	3,747
Years 2016 through 2020	13,968

Non-Union Retirement Plan

The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009 (expressed in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$23,123	$14,935
Service cost	3,461	2,293
Interest cost	1,398	933
Actuarial loss	3,803	4,907
Benefits paid	(2,029)	(649)
Transfers to (from) union plan	(59)	704
Benefit obligation at end of year	29,697	23,123

Change in plan assets:
Fair value of plan assets at beginning of year	11,953	6,130
Actual return on plan assets	1,609	1,761
Employer contributions	3,485	4,374
Benefits paid	(2,029)	(649)
Transfers to (from) union plan	(19)	337
Fair value of plan assets at end of year	14,999	11,953
Funded status/Accrued benefit cost	$(14,698)	$(11,170)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the accrued benefit cost in 2010 and 2009 includes $8.6 million and $5.6 million, respectively, of previously unrecognized net losses. The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $23.8 million and $18.5 million at December 31, 2010 and 2009, respectively.

Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Components of net periodic pension expense:
Service cost	$3,461	$2,293	$2,516
Interest cost	1,398	932	913
Expected return on plan assets	(1,240)	(807)	(807)
Recognized actuarial loss	386	—	—
Employee transfers	(24)	328	232
Regulatory (accrual)/recovery of costs	(301)	1,434	(2,854)
Net periodic pension expense	$3,680	$4,180	$—

Approximately $0.6 million of amortization of net losses is expected to be reflected in expense in 2011.

The following are the weighted-average assumptions used to determine benefit obligation for the periods indicated:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Discount Rate	5.26%	5.79%	6.07%
Rate of compensation increase	3.60%	3.75%	3.75%

The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Discount Rate	5.79%	6.07%	6.38%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	4.35%

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

	As of December 31, 2010			As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]
Cash & Cash Equivalents	$ 513	$ -	$ 513	$ 287	$ -	$ 287
Equity and Exchange Traded Funds:
Emerging Markets	784	784	-	481	481	-
International Large Cap Core	745	745	-	549	549	-
International Large Cap Growth	421	421	-	299	299	-
International Large Cap Value	890	890	-	475	475	-
Large Cap Core	1,146	1,146	-	-	-	-
Large Cap Growth	1,237	1,237	-	2,244	2,244	-
Large Cap Value	1,803	1,803	-	1,670	1,670	-
Mid Cap Growth	1,027	1,027	-	741	741	-
Mid Cap Value	861	861	-	690	690	-
Small Cap Core	620	620	-	355	355	-
Small Cap Growth	358	358	-	391	391	-
Bond Funds:
Global Income	761	761	-	605	605	-
Intermediate Investment Grade Debt	591	591	-	469	469	-
Short – Intermediate Investment Grade Debt	588	588	-	474	474	-
Short Investment Grade Debt	1,626	1,626	-	1,376	1,376	-
Total Return	1,028	1,028	-	847	847	-
Total	$ 14,999	$ 14,486	$ 513	$ 11,953	$ 11,666	$ 287

The following are the fair values of the Non-Union Plan’s assets for the period indicated (expressed in thousands):

(1)

Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value.

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

Common stock investments are restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ. Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company is prohibited.

In 2011, the Company expects to contribute to the Non-Union Plan approximately $5.7 million.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2011	$ 1,934
2012	2,503
2013	2,571
2014	3,283
2015	3,795
Years 2016 through 2020	21,186

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

The following table sets forth Central’s Welfare Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009 (expressed in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$40,203	$37,582
Service cost	522	484
Interest cost	2,589	2,136
Actuarial loss	8,619	2,433
Medicare Part D subsidy recognition	(6)	4
Benefits paid	(2,094)	(2,436)

Benefit obligation at end of year	49,833	40,203

Change in plan assets:
Fair value of plan assets at beginning of year	26,389	23,280
Actual return on plan assets	3,693	5,545
Employer Contributions	911	—
Benefits paid	(2,094)	(2,436)

Fair value of plan assets at end of year	28,899	26,389

Funded status/Net accrued benefit cost	$(20,934)	$(13,814)

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, the net accrued benefit costs in 2010 and 2009 include $15.0 million and $9.6 million, respectively, of previously unrecognized net losses. The FERC allows Central to recover these prudently incurred costs through recovery in its rate settlement. As such, the related assets and liabilities recognized were offset with a corresponding regulatory asset or regulatory liability. The net accrued benefit costs reported above are net of the asset and liability reflected as Postretirement benefits other than pensions on the accompanying Consolidated Balance Sheets.

The following table sets forth the components of net periodic postretirement benefit costs, for the periods indicated (expressed in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Components of net periodic benefit expense:
Service cost	$522	$484	$348
Interest cost	2,589	2,136	2,152
Expected return on plan assets	(2,136)	(1,878)	(2,867)
Recognized actuarial loss/(gain)	1,580	1,239	(58)
Regulatory (accrual)/recovery of costs	(1,644)	(1,981)	425
Net periodic benefit expense	$911	$—	$—

Approximately $1.7 million of amortization of net losses is expected to be reflected in expense in 2011.

The following are the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Discount rate	5.34%	5.83%	6.03%
Healthcare cost trend rate assumed for next year	7.25%	7.75%	8.75%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.75%	4.85%	4.85%
Year that the rate reaches the ultimate trend	2015	2015	2012

The following table summarizes the various assumptions used to determine the net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Discount rate	5.83%	6.03%	6.39%
Expected return on plan assets (non-union/union)	6.67%/8.50%	6.67%/8.50%	6.67%/8.50%

Assumed health care cost trend rates for the periods indicated:

	December 31, 2010	December 31, 2009	December 31, 2008
Healthcare cost trend rate assumed for next year	7.25%	7.75%	8.75%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.85%	4.85%	5.15%
Year that the rate reaches the ultimate trend	2015	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$414	$(339)
Effect on accumulated postretirement benefit obligation	$7,027	$(5,770)

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

The following are the fair values of the Welfare Plan’s assets for the period indicated (expressed in thousands):

	As of December 31, 2010			As of December 31, 2009
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)[1]
Cash & Cash Equivalents	$ 1,017	$ -	$ 1,017	$ 809	$ 809	$ -
Equity and Exchange Traded Funds:
Emerging Markets	1,455	1,455	-	1,048	1,048	-
International Large Cap Core	1,381	1,381	-	1,237	1,237	-
International Large Cap Growth	777	777	-	657	657	-
International Large Cap Value	1,648	1,648	-	1,031	1,031	-
Large Cap Core	2,262	2,262	-	-	-	-
Large Cap Growth	2,401	2,401	-	4,967	4,967	-
Large Cap Value	3,487	3,487	-	3,693	3,693	-
Mid Cap Growth	1,987	1,987	-	1,654	1,654	-
Mid Cap Value	1,689	1,689	-	1,535	1,535	-
Small Cap Core	1,223	1,223	-	792	792	-
Small Cap Growth	681	681	-	875	875	-
Fixed Income:
Government Agency Obligations	1,400	-	1,400	1,656	-	1,656
Government Treasury Obligations	2,043	2,043	-	465	465	-
Municipal Obligations	48	-	48	43	-	43
Corporate Obligations	5,062	-	5,062	5,995	-	5,995
Bond Funds:
Global Income	82	82	-	43	43	-
Intermediate Investment Grade Debt	64	64	-	33	33	-
Short – Intermediate Investment Grade Debt	64	64	-	34	34	-
Short Investment Grade Debt	177	177	-	98	98	-
Total Return	111	111	-	60	60	-
Other:
Accrued Income	63	18	45	63	3	60
Receivable	57	-	57	96	-	96
Payable	(280)	-	(280)	(495)	-	(495)
Total	$ 28,899	$ 21,550	$ 7,349	$ 26,389	$ 19,034	$ 7,355

(1)

Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value.  Fixed income securities are valued at prices of actual trades or bid/ask quotes made by broker-dealers gathered by a pricing service.

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

Common stock investments are restricted to high quality, readily marketable securities of corporations actively traded on the major U.S. and foreign national exchanges, including the NASDAQ. Investment in securities issued by (1) the Company, (2) an entity in which the Company has a majority ownership interest, or (3) an entity that has a majority ownership interest in the Company, is prohibited.

The Company does not expect to make any contributions to its Welfare Plan in 2011.

The following table illustrates the estimated benefit payments for the other postretirement benefits, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

	Non-Union	Union	Total
2011	$ 546	$ 1,934	$ 2,480
2012	676	1,979	2,655
2013	806	2,085	2,891
2014	958	2,130	3,088
2015	1,105	2,250	3,355
Years 2016 through 2020	7,240	11,650	18,890

The Company receives Medicare Part D payments, which effectively reduce the Company’s cost of estimated benefit payments listed above.

 The following table illustrates the estimated Medicare Part D receipts, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

	Non-Union	Union	Total
2011	$ 11	$ 211	$ 222
2012	19	237	256
2013	28	256	284
2014	37	280	317
2015	50	295	345
Years 2016 through 2020	533	1,744	2,277

 Other

Central maintains a defined contribution plan covering substantially all employees. Central’s costs related to this plan for the years ended December 31, 2010, 2009, and 2008 were $2.2 million, $2.2 million and $2.0 million, respectively.

9. Major Customers

Central’s two largest customers are Missouri Gas Energy, or MGE, a division of Southern Union Company, and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. Revenues received from MGE were $66.3 million, $66.7 million and $59.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues received from KGS were $56.4 million, $56.6 million and $51.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MGE had receivable balances of $5.3 million and $5.4 million for the years ended December 31, 2010 and 2009, respectively. KGS had receivable balances of $5.0 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively.

10. Operating Leases

The Company leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2011	$297
2012	279
2013	273
2014	239
2015	237
After 2015	169
Total	$1,494

Total rental expense relating to operating leases was approximately $1.3 million, $1.3 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Related Party Transactions

Central and Western Frontier Pipeline Company, L.L.C. (an inactive subsidiary of Southern Star), or Western Frontier, have an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central and Western Frontier for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the years ended 2010, 2009 and 2008 Central paid approximately $1.0 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

In addition, Southern Star has an Administrative Services Agreement, or Services Agreement, with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of the Services Agreement, EFS Services is not paid a fee for its services; however, it is entitled to be reimbursed for the reasonable expenses it incurs in providing such services.

Central makes purchases of goods and services from various affiliates of GE on an arms-length basis in the normal course of its operations.

12.  Employee Retention Agreements

In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements required annual payments to those employees totaling $9.3 million over a five-year period for their continued employment, which ended in2010. The Company accrued the expenses associated with those payments ratably over the period services were provided. The Company recognized $1.1 million, $1.7 million and $2.0 million in expenses for each of the years ended 2010, 2009 and 2008, respectively, for such annual payments.

13. Quarterly Data (Unaudited)

The following summarizes selected quarterly financial data for 2010 and 2009 (expressed in thousands):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$52,917	$51,563	$54,687	$54,975
Operating costs and expenses	30,925	33,919	36,254	33,135
Operating income	21,992	17,644	18,433	21,840
Interest expense	8,123	8,094	8,076	8,004
Interest income	(64)	(57)	(51)	(39)
Miscellaneous other (income) expenses, net	(87)	(134)	(203)	(344)
Total other expense, net	7,972	7,903	7,822	7,621
Income before income taxes	14,020	9,741	10,611	14,219
Provision for income taxes	4,946	3,857	4,183	5,540

Net Income	$9,074	$5,884	$6,428	$8,679

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenues	$55,355 33,355	$54,744	$55,526	$55,176
Operating costs and expenses	33,355	35,573	34,354	37,338
Operating income	22,000	19,171	21,172	17,838
Interest expense	8,169	8,155	8,122	8,110
Interest income	(78)	(71)	(75)	(84)
Miscellaneous other (income) expenses, net	65	(67)	(134)	87
Total other expense, net	8,156	8,017	7,913	8,113
Income before income taxes	13,844	11,154	13,259	9,725
Provision for income taxes	5,479	4,425	5,240	3,866

Net Income	$8,365	$6,729	$8,019	$5,859

Exhibit 12.1

Ratio of Earnings to Fixed Charges

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Fixed Charges:
Interest expense	$32,297	$32,556	$31,210	$28,842	$29,964
Capitalized interest	362	152	317	309	222
Fixed Charges	$32,659	$32,708	$31,527	$29,151	$30,186

Earnings:
Add:
Income before income taxes	$48,591	$47,982	$35,097	$38,506	$43,929
Fixed charges (calculated above)	32,659	32,708	31,527	29,151	30,186
Deduct:
Capitalized interest	(362)	(152)	(317)	(309)	(222)
Earnings	$80,888	$80,538	$66,307	$67,348	$73,893

Ratio of Earnings to Fixed Charges[1]	2.48	2.46	2.10	2.31	2.45

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

	Signature	Title	Date

By:	/s/ Jerry L. Morris	Chief Executive Officer	March 15, 2011
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

	Signature	Title	Date

By:	/s/ Susanne W. Harris	Chief Financial Officer	March 15, 2011
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report on Form 10-K of Southern Star Central Corp., or the Company, a Delaware corporation, for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof, or the Report, each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge, that:

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

	Signature	Title	Date

By:	/s/ Jerry L. Morris	Chief Executive Officer	March 15, 2011
Jerry L. Morris

By:	/s/ Susanne W. Harris	Chief Financial Officer	March 15, 2011
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.