Form 10-Q
period 2011-03-31
SOUTHERN STAR CENTRAL CORP
filed 2011-04-29
CIK 1260349

39G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes      No

As of April 29, 2011, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2011 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,842	$24,993
Receivables:
Trade	17,366	18,704
Income taxes	56	2,088
Transportation, exchange and fuel gas	936	2,986
Other	5,565	5,711
Inventories	6,909	6,727
Deferred income taxes	1,544	1,806
Costs recoverable from customers	11,319	11,369
Prepaid expenses	3,150	4,288
Other	452	478
Total current assets	70,139	79,150

Property, Plant and Equipment, at cost:
Natural gas transmission plant	709,989	705,659
Other natural gas plant	22,595	21,884
	732,584	727,543
Less – Accumulated depreciation and amortization	(97,984)	(89,750)
Property, plant and equipment, net	634,600	637,793

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	55,579	55,585
Prepaid expenses	172	240
Other deferred and noncurrent assets	6,937	7,039
Total other assets	374,454	374,630
Total Assets	$1,079,193	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,225	$5,320
Transportation, exchange and fuel gas	11,505	13,604
Income taxes	1,173	145
Other	2,293	9,174
Accrued taxes, other than income taxes	9,308	6,827
Accrued interest	6,077	6,920
Accrued payroll and employee benefits	7,219	8,591
Costs refundable to customers	95	94
Capitalized lease obligation due in one year	245	235
Other accrued liabilities	3,853	1,945
Total current liabilities	43,993	52,855

Long-Term Debt:
Capitalized lease obligation	4,620	4,745
Other long-term debt	476,866	476,708
Total long-term debt	481,486	481,453

Other Liabilities and Deferred Credits:
Deferred income taxes	74,509	72,661
Postretirement benefits other than pensions	21,845	20,934
Asset retirement obligations	1,658	1,631
Costs refundable to customers	180	146
Environmental remediation	1,148	1,225
Accrued pension	22,158	27,946
Other	176	172
Total other liabilities and deferred credits	121,674	124,715

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at March 31, 2011 and December 31, 2009	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	8,171	8,681
Total stockholder’s equity	432,040	432,550
Total Liabilities and Stockholder’s Equity	$1,079,193	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

	(In thousands)
Operating Revenues:
Transportation	$46,863	$47,911
Storage	5,112	4,821
Other revenue	202	185
Total operating revenues	52,177	52,917

Operating Costs and Expenses:
Operations and maintenance	9,615	10,355
Administrative and general	9,300	9,778
Depreciation and amortization	8,126	7,005
Taxes, other than income taxes	4,156	3,787
Total operating costs and expenses	31,197	30,925

Operating Income	20,980	21,992

Other (Income) Deductions:
Interest expense	8,015	8,123
Interest income	(24)	(64)
Miscellaneous other income, net	(354)	(87)
Total other deductions	7,637	7,972

Income Before Income Taxes	13,343	14,020

Provision for Income Taxes	5,173	4,946

Net Income	$8,170	$9,074

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,170	$9,074
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	8,126	7,005
Deferred income taxes	2,110	2,753
Amortization of debt discount and expense	419	420
Receivables	3,447	5,998
Inventories	(182)	17
Other current assets	1,164	(1,181)
Payables and accrued liabilities	(6,774)	(5,499)
Other, including changes in noncurrent assets and liabilities	(5,027)	(1,984)
Net cash provided by operating activities	11,453	16,603

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(4,643)	(10,558)
Proceeds from sales and salvage values, net of costs of removal	(156)	2,672
Net cash used in investing activities	(4,799)	(7,886)

FINANCING ACTIVITIES:
Common dividends	(8,680)	(5,859)
Capital lease payments	(115)	(370)
Other financing	(10)	(12)
Net cash used in financing activities	(8,805)	(6,241)

Net change in cash and cash equivalents	(2,151)	2,476

Cash and cash equivalents at beginning of period	24,993	38,789

Cash and cash equivalents at end of period	$22,842	$41,265

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,438	$8,562
Income tax, net	3	—

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 40 compressor stations with approximately 218,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2011, Central had transportation customer contracts with approximately 197 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 511 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 47 Bcf and aggregate delivery capacity of approximately 1.3 Bcf of natural gas per day. Central’s customers inject natural gas into these fields when demand is low and withdraw it to supply their requirements in times of peak demand. During periods of peak demand, approximately half of the natural gas delivered to customers is supplied from these fields. Storage capacity enables Central’s system to operate more uniformly and efficiently during the year, as well as allowing it to offer storage services in addition to its transportation services.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States, or GAAP, for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2011.

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

The Company performed its most recent annual impairment test of goodwill at December 31, 2010, which resulted in no recognition of an impairment loss.

Income Taxes

Deferred taxes are recorded under the liability method.  Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Accounting for Income Taxes Topic of the ASC.

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

Asset Retirement Obligations

In accordance with the Financial Accounting Standards Board, or FASB, Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973 that established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2011 was $1.0 million and $1.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2010 was $1.0 million and $1.6 million, respectively.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  This ASU was effective January 1, 2010 (except for Level 3 roll forward which was to be effective January 1, 2011).  On March 15, 2011, the FASB extended the implementation of Level 3 fair value measurements to interim and annual periods beginning after December 15, 2011.  Although it will expand the Company’s disclosures, the change will not have a material effect on the consolidated financial statements of the Company.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments.  The fair value of the Company’s debt is based on market price and was $496.3 million at March 31, 2011.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2011	December 31, 2010
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,865	4,980
Unamortized debt discount	(3,134)	(3,292)
Total debt	481,731	481,688
Less current capitalized lease obligation	245	235
Total long-term debt	$481,486	$481,453

6.75% Registered Notes

At March 31, 2011 and 2010, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

The declaration and payment of dividends or distributions to equity holders, under the 6.75% Registered Notes indenture, are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture.

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

6.75% Unregistered Notes

At March 31, 2011 and 2010, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At March 31, 2011 and 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

Other

As of March 31, 2011, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. The case was settled and became final in 2009.  Under the terms of the settlement, Central is required to file a rate case no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.9 million at March 31, 2011 and $2.0 million at December 31, 2010 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three years.

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

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. However, on January 6, 2010, the EPA proposed more stringent NAAQS for ozone. Certain of our facilities are located in areas that may not be in attainment with the revised ozone NAAQS. Management does not expect that these revisions to the ozone NAAQS will have a material impact on Central’s existing operations.  The final standards were originally scheduled for promulgation by August 31, 2010; however, the EPA has not currently issued the new standards. The proposal included a range of values for the possible ozone standards; therefore, the final standards and any related impacts to Central’s existing operations are not quantifiable at this time.

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

6.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2011 was 38.8% compared to 35.3% for the same period ended March 31, 2010. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the first quarter of 2011 and 2010 primarily relates to a reduction in composite state income tax rates recorded during 2010.

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

As of March 31, 2011, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2003 and forward, in some cases due to net operating losses carried forward. Central is currently being audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2012. In addition, no plan assets are expected to be returned to the Company during the 12 months ending March 31, 2012.

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

Retirement Plan

Pension expense for the Company’s pension plans was $2.4 million for the three-month periods ended March 31, 2011 and 2010.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Components of net periodic pension expense:
Service cost	$356	$325
Interest cost	350	394
Expected return on plan assets	(338)	(350)
Recognized actuarial loss	63	37
Regulatory recovery of costs	660	1,280
Net periodic pension expense	$1,091	$1,686

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Components of net periodic pension expense:
Service cost	$975	$788
Interest cost	375	325
Expected return on plan assets	(350)	(300)
Recognized actuarial loss	138	50
Regulatory recovery/(accrual) of costs	146	(174)
Net periodic pension expense	$1,284	$689

The Company made contributions to the pension plans totaling $7.4 million and $4.8 million for the three-month periods ended March 31, 2011 and 2010, respectively, and anticipates funding an additional $4.0 million during 2011.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Components of net periodic benefit expense:
Service cost	$166	$140
Interest cost	766	575
Expected return on plan assets	(582)	(535)
Recognized actuarial loss	561	213
Regulatory accrual of costs	(911)	(393)
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the three-month periods ended March 31, 2011 or 2010. The Company does not anticipate funding the plan during 2011.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the three-month periods ended March 31, 2011 and 2010, Central paid approximately $0.3 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 15, 2011 for the year ended December 31, 2010. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 18 years. Total average remaining contract life on a volume-weighted basis at March 31, 2011 was approximately four years.

On April 30, 2008, Central filed a general rate case under the FERC Docket No. RP08-350 which became effective November 1, 2008. A settlement resolving all issues related to this case was approved by the FERC and became final on June 1, 2009. The general rate proceeding increased Central’s transportation, storage, and related rates, and also provided for changes to a number of the terms and conditions of customer service in Central’s tariff. Pursuant to the terms of its settlement, Central is required to file a new rate case to be effective no later than December 1, 2013.

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

On April 1, 2011, Central placed into service its Elk City Storage Field Expansion, or the "Storage Expansion Project."  This project provides an additional 4 Bcf of storage capacity, which increased our system’s aggregate storage capacity from 43 Bcf to 47 Bcf. The expansion is supported by Firm Storage Service agreements with customers that were effective on April 1, 2011. The cost of the expansion facilities is approximately $21.5 million and is expected to generate approximately $4.7 million in annual revenues.

On March 30, 2011, we entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas as a result of the “Storage Expansion Project” for $6.2 million.  Delivery of the 1.4 million Dths will take place on or before October 1, 2011, in increments not to exceed 0.15 million Dths/day. The sale will be recorded as volumes are delivered.

On March 1, 2011, Central placed into service a new delivery location in Norman, Oklahoma to Oklahoma Natural Gas. This expansion was supported by a five year firm transportation contract for 11,000 Dths/day. The expansion cost approximately $0.6 million and is expected to generate annual revenues of $0.6 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have not been significant changes to our Critical Accounting Policies as included in our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion relating to the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2011 and 2010

Operating revenues decreased by $0.7 million, or 1.4%, to $52.2 million for the three-month period ended March 31, 2011 as compared to the three-month period ending March 31, 2010.  The decrease is primarily due to lower transportation revenues partially offset by higher storage revenues in the first quarter of 2011.  Lower transportation revenues are a result of decreased park and loan service revenues and lower reservation revenues.  Our park and loan service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand; these revenues are lower in 2011 due to lower future price curves and the narrowing of price differentials. Higher storage revenues were primarily due to the storage transfers as a result of the Elk City order.

Operations and maintenance expenses decreased by $0.7 million, or 7.1%, to $9.6 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010.The decrease is primarily due to lower expenses in the first quarter of 2011 for pipeline integrity management program costs and expenses related to a March 2010 pipeline failure in Kansas.

Administrative and general expenses decreased by $0.5 million, or 4.9%, to $9.3 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010. The decrease is primarily due to lower expenses in the first quarter 2011 for group medical insurance, labor and benefits.

Depreciation expense increased by $1.1 million, or 16.0%, to $8.1 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010. The increase is primarily due to the asset additions in the 2011 depreciable base for transmission mains and meter and regulating station equipment.

Taxes, other than income taxes, increased by $0.4 million, or 9.7%, to $4.2 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010.  The increase is primarily due to higher expenses for ad-valorem tax assessments.

Miscellaneous other income, net increased by $0.3 million, or 306.9% to $0.4 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010. The increase is primarily due to a higher allowance for equity funds used during construction in 2011 as a result the “Storage Expansion Project”.

The provision for income taxes increased by $0.2 million, or 4.6%, to $5.2 million for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010. The increase is commensurate with a first quarter 2010 decrease in the composite state tax rate partially offset by first quarter 2011 lower pre-tax income.

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

Net cash provided by operating activities for the three-month periods ended March 31, 2011 and 2010 was $11.5 million and $16.6 million, respectively.  Net cash from operating activities was lower in 2011 primarily due to a decrease in 2011 payables, higher 2010 cash receipts for reimbursable projects and higher 2011 funding to our pension plans, partially offset by lower employee incentive payments in 2011, higher 2011 customer advances for reimbursable construction contracts, a 2010 prepayment to a vendor, and higher 2011 operating income, excluding depreciation.  Funding of our pension plans is discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the three-month periods ended March 31, 2011 and 2010 was $4.8 million and $7.9 million, respectively. Cash used in investing activities was lower in 2011 primarily due to lower maintenance capital expenditures offset by higher capital expenditures related to the “Storage Expansion Project”.

Net cash used in financing activities for the three-month periods ended March 31, 2011 and 2010 was $8.8 million and $6.2 million, respectively. The increase is primarily due to higher 2011 common stock dividend payments.

6.75% Registered Notes

At March 31, 2011 and 2010, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At March 31, 2011 and 2010, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At March 31, 2011 and 2010, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

At March 31, 2011, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

On March 30, 2011, we entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas, as a result of the “Storage Expansion Project” for $6.2 million. Delivery of the 1.4 million Dths will take place on or before October 1, 2011, in increments not to exceed 0.15 million Dths/day. The sale will be recorded as volumes are delivered.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $43.3 million in 2011 including approximately $2.4 million for the “Storage Expansion Project” and approximately $9.4 million for projects under our pipeline integrity management program. We expect to fund 2011 capital expenditures from our cash from operations.

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

Generally, construction and maintenance on Central’s pipeline occur from May through October when volume throughput is usually lower than during the winter heating season. As such, operating and maintenance expenses are generally higher in the second and third quarters and the majority of our capital expenditures are incurred during this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At March 31, 2011, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.9 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at March 31, 2011, had a carrying value of $476.9 million. At March 31, 2011, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $202.5 million and $47.1 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $246.7 million as of March 31, 2011, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of March 31, 2011, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.

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

SOUTHERN STAR CENTRAL CORP.
April 29, 2011	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

April 29, 2011	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	April 29, 2011
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	April 29, 2011
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	April 29, 2011
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	April 29, 2011
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.