Form 10-Q
period 2011-06-30
SOUTHERN STAR CENTRAL CORP
filed 2011-08-09
CIK 1260349

9G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes      No

As of August 9, 2011, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2011 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$25,591	$24,993
Receivables:
Trade	17,179	18,704
Income taxes	99	2,088
Transportation, exchange and fuel gas	11,823	2,986
Other	5,763	5,711
Inventories	6,784	6,727
Deferred income taxes	2,100	1,806
Costs recoverable from customers	8,057	11,369
Prepaid expenses	2,320	4,288
Other	626	478
Total current assets	80,342	79,150

Property, Plant and Equipment, at cost:
Natural gas transmission plant	719,075	705,659
Other natural gas plant	22,944	21,884
	742,019	727,543
Less – Accumulated depreciation and amortization	(105,419)	(89,750)
Property, plant and equipment, net	636,600	637,793

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	55,188	55,585
Prepaid expenses	104	240
Other deferred and noncurrent assets	6,543	7,039
Total other assets	373,601	374,630
Total Assets	$1,090,543	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,247	$5,320
Transportation, exchange and fuel gas	19,130	13,604
Income taxes	369	145
Other	5,918	9,174
Accrued taxes, other than income taxes	7,022	6,827
Accrued interest	6,917	6,920
Accrued payroll and employee benefits	7,437	8,591
Costs refundable to customers	3	94
Capitalized lease obligation due in one year	245	235
Other accrued liabilities	3,822	1,945
Total current liabilities	55,110	52,855

Long-Term Debt:
Capitalized lease obligation	4,620	4,745
Other long-term debt	477,024	476,708
Total long-term debt	481,644	481,453

Other Liabilities and Deferred Credits:
Deferred income taxes	76,488	72,661
Postretirement benefits other than pensions	22,232	20,934
Asset retirement obligations	1,685	1,631
Costs refundable to customers	97	146
Environmental remediation	1,003	1,225
Accrued pension	22,596	27,946
Other	124	172
Total other liabilities and deferred credits	124,225	124,715

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at June 30, 2011 and December 31, 2010	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	5,695	8,681
Total stockholder’s equity	429,564	432,550
Total Liabilities and Stockholder’s Equity	$1,090,543	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010

	(In thousands)
Operating Revenues:
Transportation	$45,210	$45,702
Storage	6,317	5,695
Other revenue	224	166
Total operating revenues	51,751	51,563

Operating Costs and Expenses:
Operations and maintenance	12,488	12,394
Administrative and general	9,720	9,460
Depreciation and amortization	8,362	8,009
Taxes, other than income taxes	3,918	4,056
Total operating costs and expenses	34,488	33,919

Operating Income	17,263	17,644

Other (Income) Deductions:
Interest expense	8,078	8,094
Interest income	(23)	(57)
Miscellaneous other income, net	(212)	(134)
Total other deductions	7,843	7,903

Income Before Income Taxes	9,420	9,741

Provision for Income Taxes	3,726	3,857

Net Income	$5,694	$5,884

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

	(In thousands)
Operating Revenues:
Transportation	$92,073	$93,613
Storage	11,429	10,516
Other revenue	426	351
Total operating revenues	103,928	104,480

Operating Costs and Expenses:
Operations and maintenance	22,103	22,749
Administrative and general	19,020	19,238
Depreciation and amortization	16,488	15,014
Taxes, other than income taxes	8,074	7,843
Total operating costs and expenses	65,685	64,844

Operating Income	38,243	39,636

Other (Income) Deductions:
Interest expense	16,093	16,217
Interest income	(47)	(121)
Miscellaneous other income, net	(566)	(221)
Total other deductions	15,480	15,875

Income Before Income Taxes	22,763	23,761

Provision for Income Taxes	8,899	8,803

Net Income	$13,864	$14,958

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,864	$14,958
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	16,488	15,014
Deferred income taxes	3,533	4,279
Amortization of debt discount and expense	839	841
Receivables	3,323	6,227
Inventories	(57)	106
Other current assets	1,956	(1,653)
Payables and accrued liabilities	(3,282)	(2,639)
Other, including changes in noncurrent assets and liabilities	(3,815)	(358)
Net cash provided by operating activities	32,849	36,775

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(14,951)	(21,651)
Proceeds from sales and salvage values, net of costs of removal	(312)	2,585
Net cash used in investing activities	(15,263)	(19,066)

FINANCING ACTIVITIES:
Common dividends	(16,850)	(14,934)
Capital lease payments	(115)	(370)
Other financing	(23)	(24)
Net cash used in financing activities	(16,988)	(15,328)

Increase in cash and cash equivalents	598	2,381

Cash and cash equivalents at beginning of period	24,993	38,789

Cash and cash equivalents at end of period	$25,591	$41,170

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$15,260	$15,390
Income tax, net	3,153	4,580

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

Southern Star was incorporated in Delaware in September 2002 and operates as a holding company for its regulated natural gas pipeline operations and development opportunities. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only operating subsidiary and the sole source of its operating revenue and cash flows.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2011, Central had transportation customer contracts with approximately 176 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 516 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

Gas Receivables/Payables

In the course of providing transportation and storage services to customers, Central may receive different quantities of natural gas from a shipper than quantities delivered on behalf of that shipper. These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of natural gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded in Transportation, exchange and fuel gas receivables/payables on the accompanying Consolidated Balance Sheets. Settlement of imbalances requires agreement between Central and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of natural gas based on operational conditions.

Asset Retirement Obligations

In accordance with the Financial Accounting Standards Board, or FASB, Interpretation concerning Accounting for Conditional Asset Retirement Obligations, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2011 was $0.9 million and $1.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2010 was $1.0 million and $1.6 million, respectively.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  This ASU was effective January 1, 2010 (except for Level 3 roll forward which was to be effective January 1, 2011).  On March 15, 2011, the FASB extended the implementation of Level 3 fair value measurements to interim and annual periods beginning after December 15, 2011.  Although it will expand the Company’s disclosures, the change will not have a material effect on the consolidated financial statements of the Company.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relative short maturity of those instruments.  The fair value of the Company’s debt is based on market price and was $498.5 million at June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. This ASU amended ASC 820, “Fair Value Measurements and Disclosures”, to converge the fair value measurement guidance in GAAP and the International Financial Reporting Standards, or IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, this ASU requires additional fair value disclosures, although certain of these new disclosures will not be required for nonpublic entities. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Management is currently evaluating the effect that the provisions of this ASU will have on the Company’s financial statements.

Comprehensive Income

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU requires the presentation of Other Comprehensive Income, or OCI, either with the Consolidated Statements of Operations, which together will make a statement of total comprehensive income, or separately in an OCI statement, which must be reported consecutively with the Consolidated Statements of Operations within the financial report.  This ASU becomes effective for interim and annual periods beginning after December 15, 2011. The Company has no items that would be classified as Other Comprehensive Income, and thus this ASU will have no effect on the Company’s financial statements.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2011	December 31, 2010
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,865	4,980
Unamortized debt discount	(2,976)	(3,292)
Total debt	481,889	481,688
Less current capitalized lease obligation	245	235
Total long-term debt	$481,644	$481,453

6.75% Registered Notes

At June 30, 2011, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At June 30, 2011, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At June 30, 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

Other

As of June 30, 2011, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350 which became effective November 1, 2008, subject to the condition that Central refund to customers any amounts it collects in excess of the rates ultimately allowed. This general rate proceeding increased Central’s transportation, storage and related rates, and also provided for various changes to a number of the terms and conditions of customer services which are provided for in Central’s tariff. The case was settled and became final in 2009.  Under the terms of the settlement, Central is required to file a rate case to be effective no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.8 million at June 30, 2011 and $2.0 million at December 31, 2010 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing units. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2011. There are also other various proposed rules and potential federal legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered three orders disposing of the defendant’s motions for attorney fees and cost which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts to be paid by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or  the Appellate Court may be necessary.

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

6. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2011 was 39.1% compared to 37.0% for the same period ended June 30, 2010. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the six months ended June 30, 2011 and 2010 primarily relates to a reduction in composite state income tax rates recorded during 2010.

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

As of June 30, 2011, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2003 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a less than $0.1 million payment for additional sales/use tax and interest.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2012. In addition, no plan assets are expected to be returned to the Company during the 12 months ending June 30, 2012.

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

Retirement Plan

Pension expense for the Company’s pension plans was $4.8 million for the six-month periods ended June 30, 2011 and 2010.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Components of net periodic pension expense:
Service cost	$704	$689
Interest cost	622	709
Expected return on plan assets	(740)	(670)
Recognized actuarial loss	104	77
Employee transfers	(121)	24
Settlement recognition	574	1,053
Regulatory recovery of costs	1,232	800
Net periodic pension expense	$2,375	$2,682

Non-Union Retirement Plan
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Components of net periodic pension expense:
Service cost	$1,854	$1,731
Interest cost	739	699
Expected return on plan assets	(772)	(620)
Recognized actuarial loss	256	193
Employee transfers	121	(24)
Regulatory recovery of costs	177	89
Net periodic pension expense	$2,375	$2,068

The Company made contributions to the pension plans totaling $8.7 million and $5.8 million for the six-month periods ended June 30, 2011 and 2010, respectively, and anticipates funding an additional $2.7 million during 2011.

Postretirement Benefits Other than Pensions

Central provides medical and life insurance postretirement benefits to certain employees who retire under Central’s retirement plans. These plans are contributory for medical and, for some retired employees, contributory for life insurance benefits in excess of specified limits. Eligible employees under these plans are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Components of net periodic benefit expense:
Service cost	$277	$261
Interest cost	1,307	1,294
Expected return on plan assets	(1,165)	(1,068)
Recognized actuarial loss	879	790
Regulatory accrual of costs	(1,298)	(1,277)
Net periodic benefit expense	$—	$—

The Company did not make any contributions to this plan for either of the six-month periods ended June 30, 2011 or 2010. The Company does not anticipate funding the plan during 2011.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the six-month periods ended June 30, 2011 and 2010, Central paid approximately $0.5 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 18 years. Total average remaining contract life on a volume-weighted basis at June 30, 2011 was approximately four years.

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

On April 1, 2011, Central placed into service its Elk City Storage Field Expansion, or the "Storage Expansion Project."  This project provides an additional 4 Bcf of storage capacity, which increased our system’s aggregate storage capacity from 43 Bcf to 47 Bcf. The expansion is supported by Firm Storage Service agreements with customers that were effective on April 1, 2011. The cost of the expansion facilities was approximately $21.5 million and is expected to generate approximately $4.7 million in annual revenues.

On March 30, 2011, we entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas as a result of the “Storage Expansion Project”, for $6.2 million.  Delivery of the 1.4 million Dths will take place on or before October 1, 2011, in increments not to exceed 0.15 million Dths/day. The sale will be recorded as volumes are delivered.

On March 1, 2011, Central placed into service a new delivery location to Oklahoma Natural Gas in Norman, Oklahoma. This expansion was supported by a five-year firm transportation contract for 11,000 Dths/day. The expansion cost approximately $0.6 million and is expected to generate annual revenues of $0.6 million.

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

Results of Operations

Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion of the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended June 30, 2011 and 2010

Operating revenues increased by $0.2 million, or 0.4%, to $51.8 million for the three-month period ended June 30, 2011 as compared to the three-month period ending June 30, 2010.  The increase is primarily due to higher storage revenues in the second quarter of 2011, partially offset by lower transportation revenues. Higher storage revenues were primarily due to the Storage Expansion Project. Lower transportation revenues are a result of decreased park and loan service revenues. Our park and loan service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand; these revenues are lower in 2011 due to lower differences in monthly future contract prices.

Operations and maintenance expenses increased by $0.1 million, or 0.8%, to $12.5 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010. The increase is primarily due to higher expenses in the second quarter of 2011 for vehicles and materials, partially offset by savings in labor expense.

Administrative and general expenses increased by $0.3 million, or 2.7%, to $9.7 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010. The increase is primarily due to higher expenses in the second quarter 2011 for labor, professional services and benefits, partially offset by lower expenses for supplies.

Depreciation expense increased by $0.4 million, or 4.4%, to $8.4 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010. The increase is primarily due to asset additions to the 2011 depreciable base for transmission mains and meter and compressor station equipment.

Taxes, other than income taxes, decreased by $0.1 million, or 3.4%, to $3.9 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010.  The decrease is primarily due to timing of ad-valorem tax settlements.

The provision for income taxes decreased by $0.1 million, or 3.4%, to $3.7 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010. The decrease is commensurate with lower 2011 pre-tax income.

Comparison of the Six Months Ended June 30, 2011 and 2010

Operating revenues decreased by $0.6 million, or 0.5%, to $103.9 million for the six-month period ended June 30, 2011 as compared to the six-month period ending June 30, 2010. The decrease is primarily due to lower transportation revenues, partially offset by higher storage revenues in 2011.  Lower transportation revenues are a result of decreased incremental park and loan services due to lower differences in monthly future contract prices. Higher storage revenues were primarily due to the Storage Expansion Project.

Operations and maintenance expenses decreased by $0.6 million, or 2.8%, to $22.1 million for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.  The decrease is primarily due to lower expenses in 2011 for pipeline integrity management program costs, leak repairs and labor, offset partially by higher expenses for engine overhauls, hot spot testing, environmental and vehicle expenses.

Administrative and general expenses decreased by $0.2 million, or 1.1%, to $19.0 million for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.  The decrease is primarily due to lower expenses in 2011 for employee benefits, offset partially by higher expenses for professional and legal services.

Depreciation expense increased by $1.5 million, or 9.8%, to $16.5 million for the six-month period ended June 30, 2011 as compared to the six-month period June 30, 2010. The increase is primarily due to asset additions to the 2011 depreciable base for transmission mains and meter and compressor station equipment.

Taxes, other than income taxes, increased by $0.2 million, or 2.9%, to $8.1 million for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.  The increase is primarily due to higher expenses for ad-valorem tax in 2011.

The provision for income taxes increased by $0.1 million, or 1.1%, to $8.9 million for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010. The increase is due to a 2010 first quarter decrease in the composite state tax rate partially offset by 2011 lower pre-tax income.

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

Net cash provided by operating activities for the six-month periods ended June 30, 2011 and 2010 was $32.8 million and $36.8 million, respectively.  Net cash from operating activities was lower in 2011 primarily due to a decrease in 2011 payables, higher 2010 cash receipts for reimbursable projects and higher 2011 funding to our pension plans, partially offset by lower employee incentive payments in 2011, higher 2011 customer advances for reimbursable construction contracts and a 2010 prepayment to a vendor.  Funding of our pension plans is discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the six-month periods ended June 30, 2011 and 2010 was $15.3 million and $19.1 million, respectively. Cash used in investing activities was lower in 2011 primarily due to lower maintenance capital expenditures, partially offset by higher capital expenditures for expansion and the purchase of acreage for storage in 2011.

Net cash used in financing activities for the six-month periods ended June 30, 2011 and 2010 was $17.0 million and $15.3 million, respectively. The increase is primarily due to higher 2011 common stock dividend payments.

6.75% Registered Notes

At June 30, 2011, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At June 30, 2011, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At June 30, 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

At June 30, 2011, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

On June 30, 2011, we entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas, as a result of the “Storage Expansion Project” for $6.2 million. Delivery of the 1.4 million Dths will take place on or before October 1, 2011, in increments not to exceed 0.15 million Dths/day. The sale will be recorded as volumes are delivered.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $46.8 million in 2011 including approximately $2.5 million for the “Storage Expansion Project” and approximately $11.8 million for projects under our pipeline integrity management program. We expect to fund 2011 capital expenditures from our cash from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At June 30, 2011, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.9 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at June 30, 2011, had a carrying value of $477.0 million. At June 30, 2011, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $201.1 million and $46.7 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $250.7 million as of June 30, 2011, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of June 30, 2011, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered three orders disposing of the defendant’s motions for attorney fees and cost which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts to be paid by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or  the Appellate Court may be necessary.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
August 9, 2011	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 9, 2011	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 9, 2011
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 9, 2011
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 9, 2011
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 9, 2011
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.