Form 10-Q
period 2011-09-30
SOUTHERN STAR CENTRAL CORP
filed 2011-11-08
CIK 1260349

9G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes      No

As of November 8, 2011, there were 100 shares of common stock outstanding.

TABLE OF CONTENTS

2011 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,890	$24,993
Receivables:
Trade	17,605	18,704
Income taxes	53	2,088
Transportation, exchange and fuel gas	7,293	2,986
Other	11,719	5,711
Inventories	6,971	6,727
Deferred income taxes	2,267	1,806
Costs recoverable from customers	3,625	11,369
Prepaid expenses	1,401	4,288
Other	234	478
Total current assets	82,058	79,150

Property, Plant and Equipment, at cost:
Natural gas transmission plant	720,903	705,659
Other natural gas plant	25,237	21,884
	746,140	727,543
Less – Accumulated depreciation and amortization	(107,902)	(89,750)
Property, plant and equipment, net	638,238	637,793

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	54,696	55,585
Prepaid expenses	36	240
Other deferred and noncurrent assets	6,140	7,039
Total other assets	372,638	374,630
Total Assets	$1,092,934	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$2,483	$5,320
Transportation, exchange and fuel gas	10,168	13,604
Income taxes	3,739	145
Other	5,185	9,174
Accrued taxes, other than income taxes	10,962	6,827
Accrued interest	6,076	6,920
Accrued payroll and employee benefits	8,083	8,591
Costs refundable to customers	3	94
Capitalized lease obligation due in one year	250	235
Other accrued liabilities	3,529	1,945
Total current liabilities	50,478	52,855

Long-Term Debt:
Capitalized lease obligation	4,495	4,745
Other long-term debt	477,183	476,708
Total long-term debt	481,678	481,453

Other Liabilities and Deferred Credits:
Deferred income taxes	78,309	72,661
Postretirement benefits other than pensions	22,881	20,934
Asset retirement obligations	1,711	1,631
Costs refundable to customers	72	146
Environmental remediation	902	1,225
Accrued pension	22,616	27,946
Other	127	172
Total other liabilities and deferred credits	126,618	124,715

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at September 30, 2011 and December 31, 2010	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	10,291	8,681
Total stockholder’s equity	434,160	432,550
Total Liabilities and Stockholder’s Equity	$1,092,934	$1,091,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

	(In thousands)
Operating Revenues:
Transportation	$46,161	$47,053
Storage	8,057	7,509
Other revenue	136	125
Total operating revenues	54,354	54,687

Operating Costs and Expenses:
Operations and maintenance	13,958	14,918
Administrative and general	8,919	9,010
Depreciation and amortization	8,215	8,083
Taxes, other than income taxes	4,448	4,243
Total operating costs and expenses	35,540	36,254

Operating Income	18,814	18,433

Other (Income) Deductions:
Interest expense	8,122	8,076
Interest income	(22)	(51)
Gain on sale of assets	(6,098)	—
Miscellaneous other income, net	(112)	(203)
Total other deductions	1,890	7,822

Income Before Income Taxes	16,924	10,611

Provision for Income Taxes	6,635	4,183

Net Income	$10,289	$6,428

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

	(In thousands)
Operating Revenues:
Transportation	$138,234	$140,666
Storage	19,486	18,025
Other revenue	562	476
Total operating revenues	158,282	159,167

Operating Costs and Expenses:
Operations and maintenance	36,061	37,667
Administrative and general	27,939	28,248
Depreciation and amortization	24,703	23,097
Taxes, other than income taxes	12,522	12,086
Total operating costs and expenses	101,225	101,098

Operating Income	57,057	58,069

Other (Income) Deductions:
Interest expense	24,215	24,293
Interest income	(69)	(172)
Gain on sale of assets	(6,098)	—
Miscellaneous other income, net	(678)	(424)
Total other deductions	17,370	23,697

Income Before Income Taxes	39,687	34,372

Provision for Income Taxes	15,534	12,986

Net Income	$24,153	$21,386

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

	(In thousands)
OPERATING ACTIVITIES:
Net income	$24,153	$21,386
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	24,703	23,097
Deferred income taxes	5,187	5,394
Gain on sale of assets	(6,098)	—
Amortization of debt discount and expense	1,258	1,261
Receivables	3,497	7,579
Inventories	(244)	213
Other current assets	3,129	4,005
Payables and accrued liabilities	1,045	1,721
Other, including changes in noncurrent assets and liabilities	(2,866)	1,358
Net cash provided by operating activities	53,764	66,014

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(24,699)	(44,471)
Proceeds from sales and salvage values, net of costs of removal	(487)	1,011
Proceeds from sale of other assets	130	—
Net cash used in investing activities	(25,056)	(43,460)

FINANCING ACTIVITIES:
Common dividends	(22,543)	(20,817)
Capital lease payments	(235)	(745)
Other financing	(33)	(35)
Net cash used in financing activities	(22,811)	(21,597)

Increase in cash and cash equivalents	5,897	957

Cash and cash equivalents at beginning of period	24,993	38,789

Cash and cash equivalents at end of period	$30,890	$39,746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$23,803	$23,894
Income tax, net	4,718	5,785

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 40 compressor stations with approximately 212,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2011, Central had transportation contracts with approximately 132 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 502 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

On September 15, 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU amended the Goodwill and Other Intangible Assets Topic of the ASC, stating that a company no longer has to calculate the fair value of a reporting unit unless it believes it’s more likely than not that the unit’s fair value is less than the value carried on the balance sheet.  The amendment is to be applied prospectively and will be effective for annual periods beginning after December 15, 2011.

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

Asset Retirement Obligations

In accordance with the Asset Retirement and Environmental Obligations Topic of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2011 was $0.9 million and $1.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2010 was $1.0 million and $1.6 million, respectively.

Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  This ASU was effective January 1, 2010 (except for Level 3 roll forward which was to be effective January 1, 2011).  On March 15, 2011, the FASB extended the implementation of Level 3 fair value measurements to interim and annual periods beginning after December 15, 2011.  Although it will expand the Company’s disclosures, the change will not have a material effect on the consolidated financial statements of the Company.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the relative short maturity of those instruments.  The fair value of the Company’s debt is based on market price and was $501.0 million at September 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” This ASU amended the Fair Value Measurements and Disclosures Topic of the ASC to converge the fair value measurement guidance in GAAP and the International Financial Reporting Standards, or IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in the Fair Value Measurements and Disclosures Topic of the ASC. In addition, this ASU requires additional fair value disclosures, although certain of these new disclosures will not be required for nonpublic entities. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Management is currently evaluating the effect that the provisions of this ASU will have on the Company’s financial statements.

Comprehensive Income

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”

This ASU requires the presentation of Other Comprehensive Income, or OCI, either with the Consolidated Statements of Operations, which together will make a statement of total comprehensive income, or separately in an OCI statement, which must be reported consecutively with the Consolidated Statements of Operations within the financial report.  This ASU becomes effective for interim and annual periods beginning after December 15, 2011. The Company has no items that would be classified as OCI, and thus this ASU will have no effect on the Company’s financial statements.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	September 30, 2011	December 31, 2010
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,745	4,980
Unamortized debt discount	(2,817)	(3,292)
Total debt	481,928	481,688
Less current capitalized lease obligation	250	235
Total long-term debt	$481,678	$481,453

6.75% Registered Notes

At September 30, 2011, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At September 30, 2011, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At September 30, 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

Other

As of September 30, 2011, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.7 million at September 30, 2011 and $2.0 million at December 31, 2010 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three years.

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

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. The EPA is currently in the process of preparing area designations under revisions to the ozone NAAQS that were promulgated in March 2008.  Based on the EPA’s latest projections it appears that all areas housing Central’s operations will continue to be in attainment with the 2008 (current) ozone NAAQS.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered orders disposing of the defendant’s motions for attorney fees and cost which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. In October 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and bases for their respective attorney fee and cost awards. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts, if any, to be paid voluntarily by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, despite their attempts since then to initiate certain discovery and to substitute a new party for a deceased plaintiff, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit as to some or all of the defendants.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, despite their attempts since then to initiate certain discovery and to substitute a new party for a deceased plaintiff, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit as to some or all of the defendants.

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

6. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2011 was 39.1% compared to 37.8% for the same period ended September 30, 2010. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes. The variance between the nine months ended September 30, 2011 and 2010 primarily relates to a reduction in composite state income tax rates recorded during 2010.

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

As of September 30, 2011, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2003 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a payment of less than $0.1 million for additional sales/use tax and interest.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements. The Company currently meets all minimum requirements and pays dividends in compliance with such restrictions.

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

Pursuant to the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Topic of the ASC, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2012. In addition, no plan assets are expected to be returned to the Company during the 12 months ending September 30, 2012.

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

Retirement Plan

Pension expense for the Company’s pension plans was $7.1 and $6.6 million for the nine-month periods ended September 30, 2011 and 2010.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Components of net periodic pension expense:
Service cost	$359	$318
Interest cost	296	341
Expected return on plan assets	(388)	(332)
Recognized actuarial loss	49	22
Regulatory recovery of costs	872	805
Net periodic pension expense	$1,188	$1,154

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Components of net periodic pension expense:
Service cost	$1,063	$1,007
Interest cost	918	1,050
Expected return on plan assets	(1,128)	(1,002)
Recognized actuarial loss	153	99
Employee transfers	(121)	24
Settlement recognition	574	1,053
Regulatory recovery of costs	2,104	1,605
Net periodic pension expense	$3,563	$3,836

Non-Union Retirement Plan
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Components of net periodic pension expense:
Service cost	$927	$865
Interest cost	369	350
Expected return on plan assets	(386)	(310)
Recognized actuarial loss	128	96
Regulatory (accrual) recovery of costs	149	(260)
Net periodic pension expense	$1,187	$741

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Components of net periodic pension expense:
Service cost	$2,781	$2,596
Interest cost	1,108	1,049
Expected return on plan assets	(1,159)	(930)
Recognized actuarial loss	384	289
Employee transfers	121	(24)
Regulatory (accrual) recovery of costs	327	(171)
Net periodic pension expense	$3,562	$2,809

The Company made contributions to the pension plans totaling $10.0 million and $6.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively, and anticipates funding an additional $1.4 million during 2011.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Components of net periodic benefit expense:
Service cost	$139	$130
Interest cost	653	648
Expected return on plan assets	(582)	(534)
Recognized actuarial loss	439	395
Regulatory recovery/(accrual) of costs	(649)	44
Net periodic benefit expense	$-	$683

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Components of net periodic benefit expense:
Service cost	$416	$391
Interest cost	1,960	1,942
Expected return on plan assets	(1,747)	(1,602)
Recognized actuarial loss	1,318	1,185
Regulatory accrual of costs	(1,947)	(1,233)
Net periodic benefit expense	$-	$683

The Company did not make any contributions to this plan for either of the nine-month periods ended September 30, 2011 or 2010. The Company does not anticipate funding the plan during 2011.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the nine-month periods ended September 30, 2011 and 2010, Central paid approximately $0.8 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10. Gain on Sale of Assets

On March 30, 2011, Central entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas as a result of the Elk City Storage Field Expansion, for $6.2 million. Final delivery of the 1.4 million Dths took place on September 30, 2011. This transaction resulted in a gain of $6.1 million during the three and nine-month periods ended September 30, 2011.  Central received the final payment of $6.1 million in October 2011.

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

Southern Star was incorporated in Delaware in September 2002 and operates as a holding company for its regulated natural gas pipeline operations. Southern Star Central Gas Pipeline, Inc., or Central, is Southern Star’s only subsidiary and the sole source of its operating revenues and cash flows.

The terms “we,” “us,” “our” and “the Company” denote Southern Star Central Corp. and its subsidiaries.

 The Business

Southern Star is the parent company of Central, our only subsidiary and the sole source of our operating revenues and cash flows. Central owns and operates an approximately 6,000 mile natural gas pipeline and associated natural gas storage facilities in the Midwestern United States. Central’s primary markets are regulated local natural gas distribution companies, municipalities, intrastate pipelines, electric generation plants and industrial customers in Missouri, Kansas, Oklahoma, and parts of Colorado, Nebraska, Wyoming, and Texas.

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 17 years. Total average remaining contract life on a volume-weighted basis at September 30, 2011 was approximately four years.

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

On March 30, 2011, we entered into an agreement to sell 1.4 million Dths of working gas, recently converted from base gas as a result of the “Storage Expansion Project,” for $6.2 million. As of September 30, 2011, all 1.4 million Dths had been delivered, which resulted in a $6.1 million gain.

On March 1, 2011, Central placed into service a new delivery location to Oklahoma Natural Gas in Norman, Oklahoma. This expansion was supported by a five-year firm transportation contract for 11,000 Dths/day. The expansion cost approximately $0.6 million and is expected to generate annual revenues of $0.6 million.

On September 13, 2011, we initiated a non-binding open season for the “Canadian Blackwell Expansion Project” to potentially add up to 200,000 Dth/day of  incremental firm transportation capacity to the Canadian Blackwell line segment to provide customers with additional direct connected gas supply alternatives.  The open season concluded on October 13, 2011.  Management is currently in the process of evaluating the results.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only subsidiary. The following discussion of the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended September 30, 2011 and 2010

Operating revenues were $54.4 million and $54.7 million for the three-month periods ended September 30, 2011 and 2010, respectively, a $0.3 million, or 0.6% decrease.  The decrease is primarily due to lower transportation revenues in the third quarter of 2011, partially offset by higher storage revenues.  Lower transportation revenues are a result of decreased park and loan service revenues. Our park and loan service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand; these revenues are less in 2011 due to lower differences in monthly future contract prices. Higher storage revenues were primarily due to the Storage Expansion Project.

Operations and maintenance expenses decreased by $1.0 million, or 6.4%, to $14.0 million for the three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010. The decrease is primarily due to lower expenses in the third quarter of 2011 for integrity management and labor, partially offset by higher lube oil expenses.

Administrative and general expenses were $8.9 million and $9.0 million for the three-month period ended September 30, 2011 and 2010, respectively, a $0.1 million, or 1.0% decrease.  The decrease is primarily due to lower expenses in the third quarter of 2011 for labor, outside legal services and employee benefits, partially offset by higher expenses for professional fees.

Depreciation expense was $8.2 million and $8.1 million for the three-month period ended September 30, 2011 and 2010, respectively, a $0.1million, or 1.6%, increase. The increase is primarily due to asset additions to the 2011 depreciable base for transmission mains.

Taxes, other than income taxes, were $4.4 million and $4.2 million for the three-month period ended September 30, 2011 and 2010, respectively, a $0.2 million, or 4.8%, increase.  The increase is primarily due to higher ad-valorem tax assessments in the current year.

Gain on sale of assets was $6.1 million for the three-month period ended September 30, 2011 and is a result of the sale of excess working gas recently converted from base gas as a result of the “Storage Expansion Project.”

The provision for income taxes increased by $2.5 million, or 58.6%, to $6.6 million for the three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010. The increase is commensurate with higher 2011 pre-tax income.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Operating revenues were $158.3 million and $159.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively, a $0.9, or 0.6%, decrease. The decrease is primarily due to lower transportation revenues, partially offset by higher storage revenues in 2011.  Lower transportation revenues are a result of decreased incremental park and loan services due to lower differences in monthly future contract prices. Higher storage revenues were primarily due to the Storage Expansion Project.

Operations and maintenance expenses were $36.1 million and $37.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively, a $1.6 million, or 4.3% decrease.  The decrease is primarily due to lower expenses in 2011 for pipeline integrity management program costs, leak repairs and labor, offset partially by higher expenses for environmental, vehicle expenses, lube oil and contractual services.

Administrative and general expenses were $27.9 million and $28.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively, a $0.3 million, or 1.1% decrease.  The decrease is primarily due to lower expenses in 2011 for employee benefits, labor, and property and liability insurance, offset partially by lower expenses transferred to capital.

Depreciation expense was $24.7 million and $23.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively, a $1.6 million, or 7.0%, increase. The increase is primarily due to asset additions to the 2011 depreciable base for transmission mains and meter and compressor station equipment.

Taxes, other than income taxes, were $12.5 million and $12.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively, a $0.4 million, or 3.6%, increase.  The increase is primarily due to higher ad-valorem tax assessments in the current year.

Gain on sale of assets was $6.1 million for the nine-month period ended September 30, 2011 and is a result of the sale of excess working gas recently converted from base gas as a result of the “Storage Expansion Project.”

The provision for income taxes was $15.5 million and $13.0 million for the nine-month periods ended September 30, 2011, and 2010, respectively, a $2.5 million, or 19.6%, increase. The increase is primarily due to the 2011 higher pre-tax income and a 2010 first quarter cumulative decrease in the composite state tax rate.

Liquidity and Capital Resources

We believe we have sufficient liquidity to satisfy our capital and other liquidity requirements over the next 12 to 18 months. We do not maintain a credit facility for working capital needs. We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities, capital contribution from owners and/or by accessing debt markets or securing a credit facility, if needed and available.

Net cash provided by operating activities for the nine-month periods ended September 30, 2011 and 2010 was $53.8 million and $66.0 million, respectively.  Net cash from operating activities was lower in 2011 primarily due to higher 2010 cash receipts for reimbursable projects, a decrease in 2011 payables and higher 2011 funding to our pension plans, partially offset by lower employee incentive payments in 2011 and higher 2011 customer advances for reimbursable construction contracts.  Funding of our pension plans is discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the nine-month periods ended September 30, 2011 and 2010 was $25.1 million and $43.5 million, respectively. Cash used in investing activities was lower in 2011 primarily due to lower maintenance and expansion capital expenditures, partially offset by higher capital expenditures for the purchase of acreage for storage in 2011.

Net cash used in financing activities for the nine-month periods ended September 30, 2011 and 2010 was $22.8 million and $21.6 million, respectively. The increase is primarily due to higher 2011 common stock dividend payments, partially offset by lower capital lease payments.

6.75% Registered Notes

At September 30, 2011, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At September 30, 2011, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2008.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At September 30, 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A., serves as trustee under the related indenture. The indenture governing the 6.0% Notes contains customary restrictive covenants and events of default.

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

At September 30, 2011, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $45.7 million in 2011 including approximately $2.6 million for the “Storage Expansion Project” and approximately $9.4 million for projects under our pipeline integrity management program. We expect to fund 2011 capital expenditures from our cash from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At September 30, 2011, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.7 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at September 30, 2011, had a carrying value of $477.2 million. At September 30, 2011, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $198.0 million and $46.3 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $256.7 million as of September 30, 2011, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of September 30, 2011, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. On June 4, 2004, motions, with supporting briefs, were filed by the Joint Defendants requesting the Trial Court to dismiss Grynberg’s claims based on lack of subject matter jurisdiction. Those motions were fully briefed and oral arguments occurred on March 17 and 18, 2005. On May 13, 2005, the Special Master appointed to adjudicate procedural issues and help manage the consolidated litigation for the Trial Court Judge, issued his “Report and Recommendations” addressing which Grynberg claims against which defendants should be dismissed. Central was one of the defendants as to which the Special Master recommended that Grynberg's claims be dismissed on jurisdictional grounds. Both Grynberg and a number of the defendants filed objections to the Special Master’s report. On October 20, 2006, the Trial Court Judge entered his “Order on Report and Recommendations of Special Master” dismissing Grynberg's claims against Central and substantially all of the other defendants. Grynberg’s counsel filed notices of appeal with the United States Court of Appeals for the Tenth Circuit, or Appellate Court, where his appeals were docketed as In re Natural Gas Royalties Qui Tam Litigation, Case No. 06-8099. Oral argument occurred on September 25, 2008. On March 17, 2009, the Appellate Court affirmed the Trial Court’s dismissal of Grynberg’s complaints on jurisdictional grounds related to the “original source” defense asserted by Central. On March 20, 2009, Grynberg filed a motion for an extension of time to file a petition for rehearing of the Appellate Court’s decision. The Court granted Grynberg’s motion and he subsequently filed his petition for rehearing on April 14, 2009. On May 4, 2009, the Appellate Court denied Grynberg’s petition for rehearing. On August 4, 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered three orders disposing of the defendant’s motions for attorney fees and cost which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. In the beginning of October 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and bases for their respective attorney fee and cost awards. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts, if any, to be paid voluntarily by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ most recent motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, despite their attempts since then to initiate certain discovery and to substitute a new party for a deceased plaintiff, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit as to some or all of the defendants.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order; however, despite their attempts since then to initiate certain discovery and to substitute a new party for a deceased plaintiff, it is unknown at this time whether the Plaintiffs intend to proceed with the merits of their claims, absent class certification or plan to move to dismiss the lawsuit as to some or all of the defendants.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.
November 8, 2011	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 8, 2011	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 8, 2011
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 8, 2011
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	November 8, 2011
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	November 8, 2011
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.