Form 10-K/A
period 2011-12-31
SOUTHERN STAR CENTRAL CORP
filed 2012-03-27
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE - None

1

EXPLANATORY NOTE:

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 23, 2012, is to furnish the interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations, (iii) our Consolidated Statements of Cash Flows, (iv) our Consolidated Statements of Stockholder’s Equity and (v)  the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2012.

SOUTHERN STAR CENTRAL CORP.

March 27, 2012	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 27, 2012	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MELLANA Mark T. Mellana	Director	March 27, 2012

By:	/s/ JOHN V. VEECH John V. Veech	Director	March 27, 2012

By:	/s/ JOHN B. WATT John B. Watt	Director	March 27, 2012

By:	/s/ TYSON R. YATES Tyson R. Yates	Director	March 27, 2012

2

Item 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included in the originally filed Form 10-K on March 23, 2012.

2. Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1. These items were included in the originally filed Form 10-K on March 23, 2012.

3. Exhibits

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

10.3[2]	Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.

10.4[3]	Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.

10.5[1]	Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.

10.6[1]	Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

10.7[9]	Administrative Services Agreement, dated as of January 23, 2012, among MSIP Southern Star, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.

12.1[9]	Ratio of Earnings to Fixed Charges.

21.1[2]	Subsidiaries of Southern Star Central Corp.

31.1[9]	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[9]	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.0[9]

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

(7)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on March 23, 2007.

(8)

Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 21, 2008.

(9)

Incorporated by reference from Southern Star Central Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012.

3