Form 10-Q
period 2012-03-31
SOUTHERN STAR CENTRAL CORP
filed 2012-05-08
CIK 1260349

9G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes      No

As of May 8, 2012, registrant had 100 shares of common stock outstanding.

TABLE OF CONTENTS

2012 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,332	$23,501
Receivables:
Trade	18,273	19,136
Income taxes	59	1,379
Transportation, exchange and fuel gas	7,334	10,844
Other	7,753	7,859
Inventories	8,126	7,194
Deferred income taxes	1,045	1,241
Costs recoverable from customers	750	2,771
Prepaid expenses	4,140	4,822
Other	390	390
Total current assets	70,202	79,137

Property, Plant and Equipment, at cost:
Natural gas transmission plant	738,001	733,833
Other natural gas plant	28,748	26,495
	766,749	760,328
Less – Accumulated depreciation and amortization	(120,931)	(114,981)
Property, plant and equipment, net	645,818	645,347

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	77,565	77,029
Prepaid expenses	1	2
Other deferred and noncurrent assets	6,011	6,190
Total other assets	395,343	394,987
Total Assets	$1,111,363	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$3,913	$8,250
Transportation, exchange and fuel gas	6,609	12,865
Income taxes	1,703	247
Other	3,262	5,599
Accrued taxes, other than income taxes	9,685	6,939
Accrued interest	6,074	6,914
Accrued payroll and employee benefits	6,933	8,319
Costs refundable to customers	728	3
Capitalized lease obligation due in one year	255	250
Other accrued liabilities	3,471	3,263
Total current liabilities	42,633	52,649

Long-Term Debt:
Capitalized lease obligation	4,365	4,495
Other long-term debt	477,499	477,341
Total long-term debt	481,864	481,836

Other Liabilities and Deferred Credits:
Deferred income taxes	84,993	83,069
Postretirement benefits other than pensions	34,004	32,982
Asset retirement obligations	1,731	1,738
Costs refundable to customers	94	168
Environmental remediation	786	827
Accrued pension	33,607	36,015
Other	133	253
Total other liabilities and deferred credits	155,348	155,052

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at March 31, 2012 and December 31, 2011	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	7,649	6,065
Total stockholder’s equity	431,518	429,934
Total Liabilities and Stockholder’s Equity	$1,111,363	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

	(In thousands)
Operating Revenues:
Transportation	$47,020	$46,863
Storage	7,367	5,112
Other revenue	151	202
Total operating revenues	54,538	52,177

Operating Costs and Expenses:
Operations and maintenance	11,532	9,615
Administrative and general	9,617	9,300
Depreciation and amortization	8,591	8,126
Taxes, other than income taxes	4,472	4,156
Total operating costs and expenses	34,212	31,197

Operating Income	20,326	20,980

Other (Income) Deductions:
Interest expense	8,085	8,015
Interest income	(16)	(24)
Miscellaneous other income, net	(352)	(354)
Total other deductions	7,717	7,637

Income Before Income Taxes	12,609	13,343

Provision for Income Taxes	4,961	5,173

Net Income	$7,648	$8,170

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,648	$8,170
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	8,591	8,126
Deferred income taxes	2,120	2,110
Amortization of debt discount and expense	418	419
Receivables	2,294	3,447
Inventories	(932)	(182)
Other current assets	682	1,164
Payables and accrued liabilities	(4,490)	(6,528)
Other, including changes in noncurrent assets and liabilities	(2,142)	(5,027)
Net cash provided by operating activities	14,189	11,699

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(9,192)	(4,643)
Proceeds from sales and salvage values, net of costs of removal	34	(156)
Net cash used in investing activities	(9,158)	(4,799)

FINANCING ACTIVITIES:
Common dividends	(6,064)	(8,680)
Capital lease payments	(125)	(115)
Other financing	(11)	(10)
Net cash used in financing activities	(6,200)	(8,805)

Decrease in cash and cash equivalents	(1,169)	(1,905)

Cash and cash equivalents at beginning of period	23,501	23,200

Cash and cash equivalents at end of period	$22,332	$21,295

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,508	$8,438
Income tax, net	65	3

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

Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 40 compressor stations with approximately 208,000 certificated horsepower.

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2012, Central had transportation contracts with approximately 130 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 522 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States, or GAAP, for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2012 and amended by Form 10-K/A filed with the SEC on March 27, 2012.

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

Goodwill

The Company has recorded $311.8 million of goodwill. Goodwill is not amortized and is subject to an annual impairment test as of December 31 or more frequently if certain conditions exist in accordance with the Intangibles-Goodwill and Other Topic 350 of the Accounting Standards Codification, or ASC. In conducting the impairment test, the fair value of the Company is compared to its carrying value including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value is based on an income approach with an appropriate risk-adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its most recent annual impairment test of goodwill at December 31, 2011, which resulted in no recognition of an impairment loss. As of March 31, 2012, management was not aware of any factors that would indicate that it was more likely than not that the Company's fair value declined below its carrying value.

On September 15, 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” or ASU 2011-08. ASU 2011-08 amended the rules for testing goodwill and impairment, stating that a company no longer has to calculate the fair value of a reporting unit unless it believes it is more likely than not that the unit’s fair value is less than the value carried on the balance sheet.  The amendment is to be applied prospectively and will be effective for annual periods beginning after December 15, 2011.

Income Taxes

Deferred taxes are recorded under the liability method.  Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.

In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Operations. The Company does not have a liability for tax penalties or interest related to uncertain tax positions.

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

Asset Retirement Obligations

In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet was $0.8 million and $1.7 million, respectively, at March 31, 2012 and December 31, 2011.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic 820 of the ASC, or ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 requires the fair value of an asset or liability to be based on market-based measures which reflect the credit risk of the Company.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the relative short maturity of those instruments.  At March 31, 2012, the fair value of the Company’s 6.75% Notes and Central’s 6.0% Note was approximately $253.9 million and $256.4 million, respectively. The estimated fair value of the notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates.  The fair value measurement of these notes is classified as Level 2.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	March 31, 2012	December 31, 2011
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,620	4,745
Unamortized debt discount	(2,501)	(2,659)
Total debt	482,119	482,086
Less current capitalized lease obligation	255	250
Total long-term debt	$481,864	$481,836

6.75% Registered Notes

At March 31, 2012, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At March 31, 2012, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At March 31, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% notes.

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

Other

As of March 31, 2012, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.5 million at March 31, 2012 and $1.6 million at December 31, 2011 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. The EPA is currently in the process of preparing area designations under revisions to the ozone NAAQS that were promulgated in March 2008.  Based on the EPA’s latest projections, it appears that all areas housing Central’s operations will continue to be in attainment with the 2008 (current) ozone NAAQS.

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

Legal Issues

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. After a trial court ruling in October of 2006 dismissing Grynberg’s claims on jurisdictional grounds and Appellate Court decisions in 2009 upholding the trial court’s decision, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court on August 4, 2009. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered orders disposing of the defendant’s motions for attorney fees and costs which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. On or about October 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and basis for their respective attorney fee and cost awards. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts, if any, to be paid voluntarily by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In late June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In late June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

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

6. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 was 39.3% compared to 38.8% for the same period ended March 31, 2011. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.

In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Operations. The Company does not have a liability for tax penalties or interest related to uncertain tax positions.

As of March 31, 2012, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2003 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a payment of less than $0.1 million for additional sales/use tax and interest.

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

8. Employee Benefit Plans

The Plan Accounting–Defined Benefit Pension Plans Topic 960 of the ASC, or ASC 960, requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by the Regulated Operations Topic 980 of the ASC, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to ASC 960, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2013. In addition, no plan assets are expected to be returned to the Company during the 12 months ending March 31, 2013.

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

Retirement Plan

Pension expense for the Company’s pension plans was $2.4 million for each of the three-month periods ended March 31, 2012 and 2011.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Components of net periodic pension expense:
Service cost	$444	$356
Interest cost	279	350
Expected return on plan assets	(379)	(338)
Recognized actuarial loss	156	63
Regulatory recovery of costs	452	660
Net periodic pension expense	$952	$1,091

Non-Union Retirement Plan
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Components of net periodic pension expense:
Service cost	$1,188	$975
Interest cost	375	375
Expected return on plan assets	(425)	(350)
Recognized actuarial loss	312	138
Regulatory (accrual) recovery of costs	(27)	146
Net periodic pension expense	$1,423	$1,284

The Company made contributions to the pension plans totaling $4.4 million and $7.4 million for the three-month periods ended March 31, 2012 and 2011, respectively, and anticipates funding an additional $4.7 million during 2012.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Components of net periodic benefit expense:
Service cost	$165	$166
Interest cost	625	766
Expected return on plan assets	(550)	(582)
Recognized actuarial loss	783	561
Regulatory recovery/(accrual) of costs	(1,023)	(911)
Net periodic benefit expense	$-	$-

The Company did not make any contributions to this plan for either of the three-month periods ended March 31, 2012 or 2011. The Company does not anticipate funding the plan during 2012.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the three-month periods ended March 31, 2012 and 2011, Central paid approximately $0.3 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

On August 11, 2005, Southern Star entered into an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C, an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of these agreements, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services.

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

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 23, 2012 and amended by Form 10-K/A filed with the SEC on March 27, 2012 for the year ended December 31, 2011. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.

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

•

our ability to obtain governmental and regulatory approval of various expansion projects, as well as our ability to maintain and comply with such approvals;

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

Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 23, 2012, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 17 years. Total average remaining contract life on a volume-weighted basis at March 31, 2012 was approximately three years.

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

In addition, we proactively seek growth opportunities that will further strengthen our financial position and results of operations. The costs we incur for many of our growth opportunities may be reimbursed by the operator of the gas supply or delivery point.

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

On March 1, 2011, Central placed into service a new delivery location to Oklahoma Natural Gas in Norman, Oklahoma. This expansion was supported by a five-year firm transportation contract for 11,000 Dths/day. The expansion cost was approximately $0.6 million and is expected to generate annual revenues of approximately $0.6 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2011 Annual Report on Form 10-K filed with the SEC on March 23, 2012.

Results of Operations

Results of operations for all periods presented include the operations of Central, our only subsidiary. The following discussion of the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.

Comparison of the Three Months Ended March 31, 2012 and 2011

Operating revenues increased by $2.4 million, or 4.5%, to $54.5 million for the three-month period ending March 31, 2012 as compared to the three-month period ending March 31, 2011.  The increase is primarily due to higher storage capacity revenues as a result of the mild winter season, as well as the Storage Expansion Project, which was placed in service on April 1, 2011. Also contributing to the increase were higher transportation revenues as a result of higher park and loan and reservation revenues offset by lower transportation commodity revenues in the first quarter of 2012.

Operations and maintenance expenses were $11.5 million and $9.6 million for the three-month periods ended March 31 2012 and 2011, respectively, a $1.9 million, or 19.9% increase. The increase is primarily due to higher expenses in the first quarter of 2012 for integrity management, materials, parts and vehicle expenses, partially offset by lower labor.

Administrative and general expenses were $9.6 million and $9.3 million for the three-month periods ended March 31, 2012 and 2011, respectively, a $0.3 million, or 3.4% increase.  The increase is primarily due to higher expenses in the first quarter of 2012 for labor, employee benefits and property and liability insurance, partially offset by lower expenses for fees and permits.

Depreciation expense was $8.6 million and $8.1 million for the three-month periods ended March 31, 2012 and 2011, respectively, a $0.5 million, or 5.7%, increase. The increase is primarily due to asset additions to the 2012 depreciable base.

Taxes, other than income taxes, were $4.5 million and $4.2 million for the three-month periods ended March 31, 2012 and 2011, respectively, a $0.3 million, or 7.6%, increase.  The increase is primarily due to higher ad-valorem tax assessments in the current year.

The provision for income taxes was $5.0 million and $5.2 million for the three-month periods ended March 31, 2012 and 2011, respectively, a $0.2 million, or 4.1%, decrease. The decrease is commensurate with lower 2012 pre-tax income.

Liquidity and Capital Resources

We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities, capital contributions from Holdings and/or by accessing capital markets, if needed and available. We do not maintain a credit facility for working capital needs, but we may establish one in the near future.

Net cash provided by operating activities for the three-month periods ended March 31, 2012 and 2011 was $14.2 million and $11.7 million, respectively.  Net cash from operating activities was higher in 2012 primarily due to lower 2012 funding to our pension plans, as discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the three-month periods ended March 31, 2012 and 2011 was $9.2 million and $4.8 million, respectively. Cash used in investing activities was higher in 2012 primarily due to higher maintenance capital expenditures, partially offset by lower capital expenditures for expansion in 2012.

Net cash used in financing activities for the three-month periods ended March 31, 2012 and 2011 was $6.2 million and $8.8 million, respectively. The decrease is primarily due to lower 2012 common stock dividend payments.

6.75% Registered Notes

At March 31, 2012, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At March 31, 2012, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At March 31, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

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

At March 31, 2012, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $72.5 million in 2012, including approximately $14.1 million for projects under our pipeline integrity management program.

Central expects to contribute a total of $9.1 million to its Retirement and Postretirement Medical Benefit Plans in 2012. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, capital contributions from Holdings and/or by accessing capital markets, if needed and available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At March 31, 2012, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.6 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at March 31, 2012, had a carrying value of $477.5 million. At March 31, 2012, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $203.1 million and $50.8 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $256.4 million as of March 31, 2012, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of March 31, 2012, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel, Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478, (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues. After a trial court ruling in October of 2006 dismissing Grynberg’s claims on jurisdictional grounds and Appellate Court decisions in 2009 upholding the trial court’s decision, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court on August 4, 2009. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered orders disposing of the defendant’s motions for attorney fees and costs which were the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. On or about October 7, 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and basis for their respective attorney fee and cost awards. It is unknown at this time whether the parties, through counsel, will be able to agree upon the specific amounts, if any, to be paid voluntarily by Grynberg, or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In late June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In late June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Item 1A. Risk Factors

See our 2011 Annual Report on Form 10-K filed with the SEC on March 23, 2012, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.

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

SOUTHERN STAR CENTRAL CORP.
May 8, 2012	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 8, 2012	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 8, 2012
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 8, 2012
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	May 8, 2012
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	May 8, 2012
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.