Form 10-Q
period 2012-06-30
SOUTHERN STAR CENTRAL CORP
filed 2012-08-09
CIK 1260349

9G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes      No

As of August 9, 2012, registrant had 100 shares of common stock outstanding.

TABLE OF CONTENTS

2012 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,561	$23,501
Receivables:
Trade	17,664	19,136
Income taxes	173	1,379
Transportation, exchange and fuel gas	12,504	10,844
Other	3,699	7,859
Inventories	9,463	7,194
Deferred income taxes	1,788	1,241
Costs recoverable from customers	750	2,771
Prepaid expenses	2,379	4,822
Other	401	390
Total current assets	71,382	79,137

Property, Plant and Equipment, at cost:
Natural gas transmission plant	745,518	733,833
Other natural gas plant	31,147	26,495
	776,665	760,328
Less – Accumulated depreciation and amortization	(125,132)	(114,981)
Property, plant and equipment, net	651,533	645,347

Other Assets:
Goodwill	311,766	311,766
Costs recoverable from customers	77,974	77,029
Other deferred and noncurrent assets	6,134	6,192
Total other assets	395,874	394,987
Total Assets	$1,118,789	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011

	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,587	$8,250
Transportation, exchange and fuel gas	10,946	12,865
Income taxes	283	247
Other	6,926	5,599
Accrued taxes, other than income taxes	7,569	6,939
Accrued interest	6,911	6,914
Accrued payroll and employee benefits	7,238	8,319
Costs refundable to customers	1,561	3
Capitalized lease obligation due in one year	255	250
Other accrued liabilities	2,643	3,263
Total current liabilities	48,919	52,649

Long-Term Debt:
Capitalized lease obligation	4,365	4,495
Other long-term debt	477,657	477,341
Total long-term debt	482,022	481,836

Other Liabilities and Deferred Credits:
Deferred income taxes	86,940	83,069
Postretirement benefits other than pensions	35,027	32,982
Asset retirement obligations	1,757	1,738
Costs refundable to customers	113	168
Environmental remediation	742	827
Accrued pension	34,156	36,015
Other	148	253
Total other liabilities and deferred credits	158,883	155,052

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at June 30, 2012 and December 31, 2011	—	—
Premium on capital stock and other paid-in capital	423,869	423,869
Retained earnings	5,096	6,065
Total stockholder’s equity	428,965	429,934
Total Liabilities and Stockholder’s Equity	$1,118,789	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011

	(In thousands)
Operating Revenues:
Transportation	$44,933	$45,210
Storage	7,355	6,317
Other revenue	222	224
Total operating revenues	52,510	51,751

Operating Costs and Expenses:
Operations and maintenance	13,752	12,488
Administrative and general	9,651	9,720
Depreciation and amortization	8,634	8,362
Taxes, other than income taxes	4,166	3,918
Total operating costs and expenses	36,203	34,488

Operating Income	16,307	17,263

Other (Income) Deductions:
Interest expense	8,108	8,078
Interest income	(11)	(23)
Miscellaneous other income, net	(135)	(212)
Total other deductions	7,962	7,843

Income Before Income Taxes	8,345	9,420

Provision for Income Taxes	3,250	3,726

Net Income	$5,095	$5,694

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

	(In thousands)
Operating Revenues:
Transportation	$91,953	$92,073
Storage	14,722	11,429
Other revenue	373	426
Total operating revenues	107,048	103,928

Operating Costs and Expenses:
Operations and maintenance	25,284	22,103
Administrative and general	19,268	19,020
Depreciation and amortization	17,225	16,488
Taxes, other than income taxes	8,638	8,074
Total operating costs and expenses	70,415	65,685

Operating Income	36,633	38,243

Other (Income) Deductions:
Interest expense	16,193	16,093
Interest income	(27)	(47)
Miscellaneous other income, net	(487)	(566)
Total other deductions	15,679	15,480

Income Before Income Taxes	20,954	22,763

Provision for Income Taxes	8,211	8,899

Net Income	$12,743	$13,864

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

	(In thousands)
OPERATING ACTIVITIES:
Net income	$12,743	$13,864
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	17,225	16,488
Deferred income taxes	3,324	3,533
Amortization of debt discount and expense	838	839
Receivables	6,843	3,323
Inventories	(2,269)	(57)
Other current assets	2,432	1,956
Payables and accrued liabilities	(3,374)	(3,628)
Other, including changes in noncurrent assets and liabilities	(1,208)	(3,815)
Net cash provided by operating activities	36,554	32,503

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds
used during construction	(24,370)	(14,951)
Proceeds from sales and salvage values, net of costs of removal	735	(312)
Net cash used in investing activities	(23,635)	(15,263)

FINANCING ACTIVITIES:
Common dividends	(13,712)	(16,850)
Capital lease payments	(125)	(115)
Other financing	(22)	(23)
Net cash used in financing activities	(13,859)	(16,988)

Net change in cash and cash equivalents	(940)	252

Cash and cash equivalents at beginning of period	23,501	23,200

Cash and cash equivalents at end of period	$22,561	$23,452

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$15,360	$15,260
Income tax, net	3,645	3,153

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2012, Central had transportation contracts with approximately 130 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 522 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

The Company’s determination of fair value is primarily based on an income approach with an appropriate risk-adjusted discount rate. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its most recent annual impairment test of goodwill at December 31, 2011, which resulted in no recognition of an impairment loss. As of June 30, 2012, management was not aware of any factors that would indicate that it was more likely than not that the Company's fair value declined below its carrying value.

On September 15, 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” or ASU 2011-08. ASU 2011-08 amended the rules for testing goodwill and impairment, stating that a company no longer has to calculate the fair value of a reporting unit unless it believes it is more likely than not that the unit’s fair value is less than the value carried on the balance sheet.  The amendment is effective for annual periods beginning after December 15, 2011. The adoption of this standard did not have a significant impact on the Company.

Income Taxes

Deferred taxes are recorded under the liability method.  Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.

In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Operations. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Operations. The Company does not have a liability for tax penalties or interest related to uncertain tax positions for any period presented.

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

Asset Retirement Obligations

In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2012 was $0.7 million and $1.8 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2011 was $0.8 million and $1.7 million, respectively.

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the relative short maturity of those instruments.  At June 30, 2012, the fair value of the Company’s 6.75% Notes and Central’s 6.0% Note was approximately $252.7 million and $257.8 million, respectively. The estimated fair value of the notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates.  The fair value measurement of these notes is classified as Level 2.

4. Financing

The following table sets forth the components of debt (expressed in thousands):

	June 30, 2012	December 31 2011

6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,620	4,745
Unamortized debt discount	(2,343)	(2,659)
Total debt	482,277	482,086
Less current capitalized lease obligation	255	250
Total long-term debt	$482,022	$481,836

6.75% Registered Notes

At June 30, 2012, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At June 30, 2012, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Central’s 6.0% Notes

At June 30, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% notes.

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

Other

As of June 30, 2012, the Company was in compliance with the covenants of all outstanding debt instruments.

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

General Rate Issues

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350, which became effective

November 1, 2008. Under the terms of an uncontested settlement, which was approved by the FERC on June 1, 2009, Central is required to file a rate case to be effective no later than December 1, 2013.

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.5 million at June 30, 2012 and $1.6 million at December 31, 2011 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing operations. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2012 and 2013. There are also other potential state or federal regulations or legislation related to greenhouse gas emissions that could impact Central’s existing operations at some point in the future. Central continues to monitor the progress of any proposed rules or legislation and will determine any impact once the regulations have been promulgated or legislation passed. All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. The EPA has recently finalized area designations under revisions to the ozone NAAQS that were promulgated in March 2008.  Based on these designations, it appears that all areas housing Central’s operations will continue to be in attainment with the 2008 (current) ozone NAAQS.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

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

6. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 was 39.2% compared to 39.1% for the same period ended June 30, 2011. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.

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

As of June 30, 2012, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2003 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a payment of less than $0.1 million for additional sales/use tax and interest.

7. Dividends and Related Restrictions

Certain of the Company’s debt instruments contain restrictions on the declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements. The Company currently meets all minimum requirements and pays dividends in compliance with such restrictions.

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

Pursuant to ASC 960, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2013. In addition, no plan assets are expected to be returned to the Company during the 12 months ending June 30, 2013.

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

Retirement Plan

Pension expense for the Company’s pension plans was $4.8 million for each of the six-month periods ended June 30, 2012 and 2011.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
		Union Retirement Plan
		Components of net periodic pension expense:
		Service cost
$851	$704	Interest cost
485	622	Expected return on plan assets
(658)	(740)	Recognized actuarial loss
245	104	Employee transfers
(32)	(121)	Settlement recognition
972	574	Regulatory recovery of costs
40	1,232	Net periodic pension expense
$1,903	$2,375

Non-Union Retirement Plan
Components of net periodic pension expense:
Service cost	$2,128	$1,854
Interest cost	735	739
Expected return on plan assets	(898)	(772)
Recognized actuarial loss	570	256
Employee transfers	32	121
Regulatory recovery of costs	280	177
Net periodic pension expense	$2,847	$2,375

The Company made contributions to the pension plans totaling $5.8 million and $8.7 million for the six-month periods ended June 30, 2012 and 2011, respectively, and anticipates funding an additional $2.8 million during 2012.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Components of net periodic benefit expense:
Service cost	$330	$277
Interest cost	1,250	1,307
Expected return on plan assets	(1,100)	(1,165)
Recognized actuarial loss	1,565	879
Regulatory accrual of costs	(2,045)	(1,298)
Net periodic benefit expense	$-	$-

The Company did not make any contributions to the plan for either of the six-month periods ended June 30, 2012 or 2011. The Company does not anticipate funding the plan during 2012.

9. Related Party Transactions

Central has an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provides certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. For each of the six-month periods ended June 30, 2012 and 2011, Central paid approximately $0.5 million for service fees and expenses to EFS Services. The Operating Services Agreement terminates at such time as GE or any of its affiliates ceases to beneficially own any securities of Holdings.

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

10. Subsequent Events

On July 3, 2012, the Company entered into a $65.0 million 4 year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent pursuant to which the Lenders agreed to make revolving credit loans to the Company. The facility may be increased to a total in aggregate commitments of $100.0 million upon mutual agreement by the Company and one or more Lenders. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company will pay a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement.

In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among the Company, Central and the Administrative Agent, the Company pledged as collateral its equity interests in Central and certain future acquired subsidiaries.

The Credit  Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated.

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

•

strikes or work stoppages by Central’s employees;

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 17 years. Total average remaining contract life on a volume-weighted basis at June 30, 2012 was approximately three years.

On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350, which became effective November 1, 2008. Under the terms of an uncontested settlement, which was approved by the FERC on June 1, 2009, Central is required to file a rate case to be effective no later than December 1, 2013.

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

On August 1, 2012, Central placed into service a new delivery location consisting of a new delivery meter station in Sedgwick County, Kansas.  This expansion was supported by a five-year contract with Black Hills Utility for 13,000 Dekatherms, or Dths, per day of incremental firm service that was effective August 1, 2012.  The expansion is expected to cost approximately $0.9 million and generate annual revenues of $0.9 million.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

Operating revenues increased by $0.8 million, or 1.5%, to $52.5 million for the three-month period ending June 30, 2012 as compared to the three-month period ending June 30, 2011.  The increase is primarily due to higher storage capacity revenues as a result of the mild winter season. Also contributing to the increase were higher transportation commodity revenues and park and loan revenues. The increase was partially offset by lower transportation reservation revenues in the second quarter of 2012.

Operations and maintenance expenses were $13.8 million and $12.5 million for the three-month periods ended June 30, 2012 and 2011, respectively, a $1.3 million, or 10.1% increase. The increase is primarily due to higher expenses in the second quarter of 2012 for pipeline integrity management program costs, engine overhauls and maintenance, partially offset by lower expenses relating to materials and parts.

Administrative and general expenses were $9.7 million for each of the three-month periods ended June 30, 2012 and 2011, respectively.  Lower expenses in the second quarter of 2012 for employee benefits and labor and an increase in the amount of expense capitalized, partially offset by higher expenses for property and liability insurance.

Depreciation expense increased by $0.3 million, or 3.3%, to $8.6 million for the three-month period ending June 30, 2012 as compared to the three-month period ending June 30, 2011. The increase is primarily due to asset additions to the 2012 depreciable base for transmission mains.

Taxes, other than income taxes, increased by $0.2 million, or 6.3%, to $4.2 million for the three-month period ending June 30, 2012 as compared to the three-month period ending June 30, 2011.  The increase is primarily due to higher ad valorem tax assessments in the current year.

The provision for income taxes decreased by $0.5 million, or 12.8%, to $3.3 million for the three-month period ending June 30, 2012 as compared to the three-month period ending June 30, 2011. The decrease is commensurate with lower 2012 pre-tax income.

Comparison of the Six Months Ended June 30, 2012 and 2011

Operating revenues increased by $3.1 million, or 3.0%, to $107.0 million for the six-month period ended June 30, 2012 as compared to the six-month period ending June 30, 2011. The increase is primarily due to higher storage capacity revenues as a result of the mild winter season as well as the Storage Expansion Project, which was placed in service on April 1, 2011. Also contributing to the increase were higher transportation revenues as a result of increased incremental park and loan services.  The increase was partially offset by lower transportation commodity revenues in 2012.

Operations and maintenance expenses were $25.3 million and $22.1 million for the six-month period ended June 30, 2012 and 2011, respectively, a $3.2 million, or 14.4% increase.  The increase is primarily due to higher expenses in 2012 for pipeline integrity management program costs, engine overhauls and maintenance, offset partially by lower expenses for labor.

Administrative and general expenses increased by $0.2 million, or 1.3%, to $19.3 million for the six-month period ended June 30, 2012 as compared to the six-month period ended June 30, 2011.  The increase is primarily due to higher expenses in 2012 for property and liability insurance and labor, offset partially by higher expenses capitalized.

Depreciation expense was $17.2 million and $16.5 million for the six-month periods ended June 30, 2012 and 2011, respectively, a $0.7 million, or 4.5% increase. The increase is primarily due to asset additions to the 2012 depreciable base for transmission mains.

Taxes, other than income taxes, increased by $0.6 million, or 7.0%, to $8.6 million for the six-month period ended June 30, 2012 as compared to the six-month period ended June 30, 2011.  The increase is primarily due to higher expenses for ad valorem tax in 2012 as a result of higher state tax assessments.

The provision for income taxes was $8.2 million and $8.9 million for the six-month periods ended June 30, 2012 and 2011, respectively, a $0.7 million, or 7.7% decrease.  The decrease is commensurate with lower 2012 pre-tax income.

Liquidity and Capital Resources

We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities, capital contributions from Holdings and by drawing on a credit facility that was established on July 3, 2012, as discussed below.

Net cash provided by operating activities for the six-month periods ended June 30, 2012 and 2011 was $36.6 million and $32.5 million, respectively.  Net cash from operating activities was higher in 2012 primarily due to 2012 cash receipts for reimbursable projects billed in 2011 and lower 2012 funding to our pension plans, as discussed in Note 8 of the accompanying Notes to the Consolidated Financial Statements. This increase was partially offset by an increase in inventory.

Net cash used in investing activities for the six-month periods ended June 30, 2012 and 2011 was $23.6 million and $15.3 million, respectively. Cash used in investing activities was higher in 2012 primarily due to higher maintenance capital expenditures, partially offset by lower capital expenditures for expansion in 2012 and the purchase of storage acreage in 2011.

Net cash used in financing activities for the six-month periods ended June 30, 2012 and 2011 was $13.9 million and $17.0 million, respectively. The decrease is primarily due to lower 2012 common stock dividend payments.

6.75% Registered Notes

At June 30, 2012, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. The related issuance costs are being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Registered Notes mature on March 1, 2016 and have an overall effective interest rate of 7.06%. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At June 30, 2012, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  The related issuance costs are being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximates the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016 and have an overall effective interest rate of 8.55%. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Credit Facility

On July 3, 2012, the Company entered into a $65.0 million 4 year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent pursuant to which the Lenders agreed to make revolving credit loans to the Company. The facility may be increased to a total in aggregate commitments of $100.0 million upon mutual agreement by the Company and one or more Lenders. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company will pay a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement.

In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among the Company, Central and the Administrative Agent, the Company pledged as collateral its equity interests in Central and certain future acquired subsidiaries.

The Credit Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of default that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated.

Central’s 6.0% Notes

At June 30, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

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

Other

As of June 30, 2012, we had 421 full time employees at Central and none at Southern Star. Central had a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union, covering 126 field employees. The collective bargaining agreement expired on July 15, 2012, and negotiations on a new agreement are in progress. No strike or work stoppage has occurred at any of Central’s facilities during the last 20 years.  We do not anticipate any work disruption to occur as we view the relationship between Central and the Union as positive; however, our potential inability to negotiate an acceptable contract with the Union could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers.

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

At June 30, 2012, we were in compliance with the covenants of all outstanding debt instruments. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $72.8 million in 2012, including approximately $12.6 million for projects under our pipeline integrity management program.

Central expects to contribute a total of $8.6 million to its Retirement and Postretirement Medical Benefit Plans in 2012. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities, capital contributions from Holdings and by drawing upon cash made available pursuant to the Credit Agreement that was entered into on July 3, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to interest rate risk on our long-term debt. All interest is fixed. At June 30, 2012, the weighted-average interest rate of our long-term debt was 6.79%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.6 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at June 30, 2012, had a carrying value of $477.7 million. At June 30, 2012, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $202.2 million and $50.5 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $257.8 million as of June 30, 2012, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of June 30, 2012, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument, which was presented before a different judge, was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis.

Item 1A. Risk Factors

See our 2011 Annual Report on Form 10-K filed with the SEC on March 23, 2012, as amended by Form 10-K/A filed with the SEC on March 27, 2012, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.

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

SOUTHERN STAR CENTRAL CORP.
August 9, 2012	By:	/S/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 9, 2012	By:	/S/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 9, 2012
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

	Signature	Title	Date
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 9, 2012
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:	/s/ Jerry L. Morris	Chief Executive Officer	August 9, 2012
Jerry L. Morris
By:	/s/ Susanne W. Harris	Chief Financial Officer	August 9, 2012
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.