Form 10-Q
period 2012-09-30
SOUTHERN STAR CENTRAL CORP
filed 2012-11-13
CIK 1260349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes      No

As of November 13, 2012, registrant had 100 shares of common stock outstanding.

TABLE OF CONTENTS

2012 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

SOUTHERN STAR CENTRAL CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Supplementary Data

 SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2012 (Unaudited)	December 31, 2011

	(In thousands)	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,897	$23,501
Receivables:
Trade	17,928	19,136
Income taxes	3,031	1,379
Transportation, exchange and fuel gas	7,618	10,844
Other	2,129	7,859
Inventories	9,437	7,194
Deferred income taxes	2,577	1,241
Costs recoverable from customers	750	2,771
Prepaid expenses	1,271	4,822
Other	555	390
Total current assets	70,193	79,137

Property, Plant and Equipment, at cost:
Natural gas transmission plant	632,119	733,833
Other natural gas plant	32,603	26,495
	664,722	760,328
Less – Accumulated depreciation and amortization	(704)	(114,981)
Property, plant and equipment, net	664,018	645,347

Other Assets:
Goodwill	421,775	311,766
Costs recoverable from customers	78,893	77,029
Other deferred and noncurrent assets	4,626	6,192
Total other assets	505,294	394,987
Total Assets	$1,239,505	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2012 (Unaudited)	December 31, 2011

	(In thousands)	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$5,189	$8,250
Transportation, exchange and fuel gas	5,716	12,865
Income taxes	272	247
Other	7,147	5,599
Accrued taxes, other than income taxes	11,464	6,939
Accrued interest	6,072	6,914
Accrued payroll and employee benefits	8,935	8,319
Costs refundable to customers	1,905	3
Capitalized lease obligation due in one year	265	250
Other accrued liabilities	3,658	3,263
Total current liabilities	50,623	52,649

Long-Term Debt:
Capitalized lease obligation	4,230	4,495
Other long-term debt	484,469	477,341
Total long-term debt	488,699	481,836

Other Liabilities and Deferred Credits:
Deferred income taxes	91,387	83,069
Postretirement benefits other than pensions	36,173	32,982
Asset retirement obligations	1,784	1,738
Costs refundable to customers	145	168
Environmental remediation	651	827
Accrued pension	34,986	36,015
Other	237	253
Total other liabilities and deferred credits	165,363	155,052

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at September 30, 2012 and December 31, 2011	—	—
Premium on capital stock and other paid-in capital	534,532	423,869
Retained earnings	288	6,065
Total stockholder’s equity	534,820	429,934
Total Liabilities and Stockholder’s Equity	$1,239,505	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	For the Period September 24 through September 30, 2012	For the Period July 1 through September 23, 2012	For the Three Months Ended September 30, 2011

	(In thousands)	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$3,525	$42,914	$46,161
Storage	651	7,635	8,057
Other revenue	12	139	136
Total operating revenues	4,188	50,688	54,354

Operating Costs and Expenses:
Operations and maintenance	1,373	11,088	13,958
Administrative and general	762	9,356	8,919
Depreciation and amortization	674	7,889	8,215
Taxes, other than income taxes	345	4,070	4,448
Total operating costs and expenses	3,154	32,403	35,540

Operating Income	1,034	18,285	18,814

Other (Income) Deductions:
Interest expense	579	7,542	8,122
Interest income	(1)	(10)	(22)
Gain on sale of assets	—	—	(6,098)
Miscellaneous other income, net	(16)	(150)	(112)
Total other deductions	562	7,382	1,890

Income Before Income Taxes	472	10,903	16,924

Provision for Income Taxes	184	4,300	6,635

Net Income	$288	$6,603	$10,289

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012	For the Nine Months Ended September 30, 2011

	(In thousands)	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$3,525	$134,867	$138,234
Storage	651	22,357	19,486
Other revenue	12	512	562
Total operating revenues	4,188	157,736	158,282

Operating Costs and Expenses:
Operations and maintenance	1,373	36,372	36,061
Administrative and general	762	28,624	27,939
Depreciation and amortization	674	25,114	24,703
Taxes, other than income taxes	345	12,708	12,522
Total operating costs and expenses	3,154	102,818	101,225

Operating Income	1,034	54,918	57,057

Other (Income) Deductions:
Interest expense	579	23,735	24,215
Interest income	(1)	(37)	(69)
Gain on sale of assets	—	—	(6,098)
Miscellaneous other income, net	(16)	(637)	(678)
Total other deductions	562	23,061	17,370

Income Before Income Taxes	472	31,857	39,687

Provision for Income Taxes	184	12,511	15,534

Net Income	$288	$19,346	$24,153

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 )

 )

	Successor	Predecessor
	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012	For the Nine Months Ended September 30, 2011

OPERATING ACTIVITIES:
Net income	$288	$19,346	$24,153
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	674	25,114	24,703
Deferred income taxes	288	10,359	5,187
Gain on sale of assets	—	—	(6,098)
Amortization of debt (premium)/discount and expense	(17)	1,304	1,258
Receivables	(4,014)	9,307	3,497
Inventories	(29)	(2,214)	(244)
Other current assets	186	3,200	3,129
Payables and accrued liabilities	9,021	(5,815)	1,638
Other, including changes in noncurrent assets and liabilities	(42)	(606)	(2,866)
Net cash provided by operating activities	6,355	59,995	54,357

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(7,609)	(37,312	(24,699

Proceeds from sales and salvage values, net of costs of removal	—	246	(487)
Proceeds from sale of other assets	—	—	130
Net cash used in investing activities	(7,609)	(37,066)	(25,056)

FINANCING ACTIVITIES:
Common dividends	(5,095)	(13,712)	(22,543)
Capital lease payments	—	(250)	(235)
Other financing	(5)	(1,217)	(33)
Net cash used in financing activities	(5,100)	(15,179)	(22,811)

Net change in cash and cash equivalents	(6,354)	7,750	6,490

Cash and cash equivalents at beginning of period	31,251	23,501	23,200

Cash and cash equivalents at end of period	$24,897	$31,251	$29,690

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$—	$23,870	$23,803
Income tax, net	—	3,675	4,718

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Southern Star

Southern Star Central Corp., or Southern Star, was a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or EFS, as of and during the year ended December 31, 2011 and through September 23, 2012.  GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, indirectly held all of the outstanding capital stock of EFS during these periods.

On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in Southern Star through the sale of its interests in EFS, or the Sale. The Sale was consummated on September 24, 2012, constituting a change in control and resulting in a new basis of accounting for Southern Star. In connection with the Sale, EFS was renamed and is now known as MSIP-SSCC Holdings, LLC, or Holdings. See Note 3 for further information regarding the Sale.

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

Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2012, Central had transportation contracts with approximately 137 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 524 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.

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

2. Basis of Presentation

The Sale of GE’s interest to MSIP resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to the assets and liabilities of the Company. The Company’s financial statements, which present periods prior to the Sale, reflect the historical accounting basis in the Company’s assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the push down basis of accounting for the preliminary fair values in the Company’s financial statements. Therefore, the Company’s Consolidated Statements of Operations and Cash Flows for the period ending September 23, 2012 and the Consolidated Balance Sheet as of December 31, 2011 each reflect the operations and financial position of the Predecessor. The Company’s Consolidated Statements of Operations and Cash Flows for the period September 24, 2012 through September 30, 2012 and the Consolidated Balance Sheet as of September 30, 2012 each reflect the operations and financial position of the Successor.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and SEC regulations. The interim consolidated financial statements are unaudited, with the exception of the accompanying Consolidated Balance Sheet as of December 31, 2011 which is derived from the audited financial statements for the 2011 fiscal year.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.  These consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 23, 2012 and amended by Form 10-K/A filed with the SEC on March 27, 2012.  Results of operations for the Predecessor period ended September 23, 2012 and the Successor period ended September 30, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012.

3. Acquisition

On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in the Company through the sale of its interests in EFS. The Sale was consummated on September 24, 2012.

The total consideration will include the estimated fair value of MSIP’s original 40% economic interest and the estimated fair value of cash and equity consideration exchanged in the Sale and is expected to be in the range of $500.0 to $600.0 million.  Because the Sale and related change in control occurred near the end of the current interim period, the allocation of total consideration to the assets acquired and the liabilities assumed is preliminary and subject to change when valuation efforts are finalized.   The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the Sale necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case will extend beyond the one year anniversary of the Sale (September 24, 2013).

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, many of Central’s historical assets and liabilities approximate their estimated fair values at the date of the change in control. The following summarizes the preliminary allocation of the estimated total consideration to the assets acquired and the liabilities assumed of the Company at the date of the change in control (expressed in thousands):

Cash and cash equivalents	$31,251
Receivables	25,782
Inventories	9,408
Other current assets	4,505
Regulatory assets - current	750
Property, plant and equipment	657,060
Regulatory assets - noncurrent	78,990
Other assets	4,432
Regulatory liabilities - current	(2,311)
Capitalized lease obligation due in one year	(265)
Current liabilities - other	(43,213)
Long-term debt	(484,494)
Capitalized lease obligation	(4,230)
Regulatory liabilities - noncurrent	(145)
Deferred tax liability	(91,016)
Other long-term liabilities	(73,747)
Goodwill	421,775
Fair values of assets and liabilities costs	$534,532

Based on the preliminary allocation of the estimated total consideration, the Company recorded $421.8 million of Goodwill in the Successor Consolidated Balance Sheet. The Company is in the process of evaluating the recognition and measurement of identifiable assets acquired and liabilities assumed at their estimated fair values. Upon completion of the evaluation process and final determination of consideration, which will include a valuation for acquired intangible assets, the Company will adjust the allocation of total consideration for any differences to previously estimated amounts.  The Company expects to further assess the allocation of total consideration in the fourth quarter of the 2012 fiscal year.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the relative short maturity of those instruments.  At September 24, 2012, the fair value of Southern Star’s 6.75% Notes was approximately $254.8 million. Central's debt was not adjusted as a result of the Sale since Central is a rate regulated entity as discussed above. The estimated fair value of each of the Notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates.  The fair value measurement of these Notes is classified as Level 2.

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

Goodwill

As a result of the change in control, the Company recorded $421.8 million of goodwill. Goodwill is not amortized and is subject to an annual impairment test or more frequently if certain conditions exist in accordance with ASC 350. In conducting the impairment test, the fair value of the Company’s reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to estimate an impairment of goodwill.

On September 15, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” or ASU 2011-08. ASU 2011-08 amended the rules for testing goodwill and impairment, stating that a company no longer has to calculate the fair value of a reporting unit unless it believes it is more likely than not that the unit’s fair value is less than the value carried on the balance sheet.  The amendment is effective for annual periods beginning after December 15, 2011. The adoption of this standard did not have a significant impact on the Company.

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

Asset Retirement Obligations

In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or the NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Successor Consolidated Balance Sheet at September 30, 2012 was $0.7 million and $1.8 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Predecessor Consolidated Balance Sheet at December 31, 2011 was $0.8 million and $1.7 million, respectively.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the relative short maturity of those instruments.  At September 30, 2012, the fair value of the Company’s 6.75% Notes and Central’s 6.0% Notes was approximately $254.8 million and $260.0 million, respectively. The estimated fair value of each of the notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates.  The fair value measurement of these notes is classified as Level 2.

5. Financing

As a result of the Sale, the 6.75% Registered and Unregistered Notes were calculated at their estimated fair value and a premium of $4.8 million was recorded in Long-term debt on the Successor Consolidated Balance Sheet as of September 24, 2012. This premium is being amortized over the remaining life of the 6.75% Registered and Unregistered Notes. The following table sets forth the components of debt (expressed in thousands):

	Successor	Predecessor
	September 30, 2012	December 31 2011

6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,495	4,745
Unamortized debt premium (discount)	4,469	(2,659)
Total debt	488,964	482,086
Less current capitalized lease obligation	265	250
Total long-term debt	$488,699	$481,836

6.75% Registered Notes

At September 30, 2012, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At September 30, 2012, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.   The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Credit Agreement

On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. The facility may be increased to a total in aggregate commitments of $100.0 million upon mutual agreement by the Company and one or more Lenders. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

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

The Credit  Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At September 30, 2012, Southern Star had no amounts outstanding under our revolving credit facility.

Central’s 6.0% Notes

At September 30, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs and debt discount are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A. as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $9.5 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets.  Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of September 30, 2012, the Company was in compliance with the covenants of all outstanding debt instruments.

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

Environmental and Safety Matters

Environmental

Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.4 million at September 30, 2012 and $1.6 million at December 31, 2011 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.

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

Legal Issues

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478 (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues, which were referred to a Special Master for recommendations. After a Trial Court ruling in October of 2006 dismissing Grynberg’s claims on jurisdictional grounds and a decision by the United States Court of Appeals, or Appellate Court, for the Tenth Circuit upholding that ruling in 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court on August 4, 2009. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered orders disposing of the defendants’ motions for attorney fees and costs which had been the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. On or about October 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and basis for their respective attorney fee and cost awards. Since then, the Trial Court has appointed a different Special Master to make recommendations regarding the amounts of attorney fees and costs to be awarded to those defendants which have submitted claims.  It is unknown at this time when that Special Master will issue his recommendations, and/or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary to resolve the fee and cost issues.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under-measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court again denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument (which was presented before a different judge), was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through further on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories as in Price Litigation I, this petition alleges that the defendants have under-measured the British thermal units, or BTU, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument (which was presented before a different judge), was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through further on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

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

7. Income Taxes

The Company’s effective tax rate for the period January 1, 2012 through September 23, 2012 and for the period September 24, 2012 through September 30, 2012 was 39.3% and 39.0%, respectively.  The Company’s effective tax rate for the nine months ended September 30, 2011 was 39.1%. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.

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

As of September 30, 2012, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a payment of less than $0.1 million for additional sales/use tax and interest.

8. Dividends and Related Restrictions

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

9. Employee Benefit Plans

The Compensation – Retirement Benefits Topic 715 of the ASC, or ASC 715, requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by the Regulated Operations Topic 980 of the ASC, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2013. In addition, no plan assets are expected to be returned to the Company during the 12 months ending September 30, 2013.

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

Retirement Plan

Pension expense for the Company’s pension plans was $0.2 million, $6.9 million and $7.1 million for the periods September 24, 2012 through September 30, 2012, January 1, 2012 through September 23, 2012 and the nine-month period ended September 30, 2011, respectively.

Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

Union Retirement Plan	Successor	Predecessor
	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012	For the Nine Months Ended September 30, 2011

Components of net periodic pension expense:
Service cost	$32	$1,240	$1,063
Interest cost	19	712	918
Expected return on plan assets	(26)	(969)	(1,128)
Recognized actuarial loss	8	341	153
Employee transfers	-	(32)	(121)
Settlement recognition	-	972	574
Regulatory recovery of costs	39	443	2,104
Net periodic pension expense	$72	$2,707	$3,563

Non-Union Retirement Plan

Service cost	$81	$3,112	$2,781
Interest cost	28	1,074	1,108
Expected return on plan assets	(34)	(1,313)	(1,159)
Recognized actuarial loss	21	833	384
Employee transfers	-	32	121
Regulatory recovery of costs	17	495	327
Net periodic pension expense	$113	$4,233	$3,562

Prior to the consummation of the Sale, the Company made contributions to the pension plans totaling $7.2 million and $10.0 million for the period January 1, 2012 through September 23, 2012 and for the nine-month period ended September 30 2011, respectively. The Company anticipates funding an additional $1.4 million during the remainder of 2012.

Postretirement Benefits Other than Pensions

Central’s Retiree Medical Coverage Plan, or Retiree Medical Plan, provides medical and life insurance postretirement benefits to certain employees who retire under Central’s retirement plans. The Retiree Medical Plan is contributory for medical and, for some retired employees, contributory for life insurance benefits in excess of specified limits. Eligible employees under these plans are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.

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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	Successor	Predecessor
	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012	For the Nine Months Ended September 30, 2011
Components of net periodic benefit expense:
Service cost	$11	$426	$416
Interest cost	47	1,811	1,960
Expected return on plan assets	(41)	(1,587)	(1,747)
Recognized actuarial loss	64	2,460	1,318
Regulatory accrual of costs	` (81)	(3,110)	(1,947)
Net periodic benefit expense	-	-	-

The Company did not make any contributions to this plan during the periods January 1, 2012 through September 23, 2012, September 24, 2012 through September 30, 2012 or the nine-month period ended September 30, 2011. The Company does not anticipate funding the plan during 2012.

10. Related Party Transactions

Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. Central paid approximately $0.7 million and $0.8 million for service fees and expenses to EFS Services for the periods January 1, 2012 through September 23, 2012 and the nine-month period ended September 30, 2011, respectively. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale.

Southern Star had an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services.  The Administrative Services Agreement terminated on September 24, 2012 as a result of the Sale.

On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C, an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services.

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

General

Southern Star

Southern Star Central Corp., or Southern Star, was a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or EFS, as of and during the year ended December 31, 2011 and through September 23, 2012.  GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, indirectly held all of the outstanding capital stock of EFS during these periods.

On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in Southern Star through the sale of its interests in EFS, or the Sale. The Sale was consummated on September 24, 2012, constituting a change in control and resulting in a new basis of accounting for Southern Star. In connection with the Sale, EFS was renamed and is now known as MSIP-SSCC Holdings, LLC, or Holdings. See Note 3 for further information regarding the Sale.

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

Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 16 years. The Company’s two major customers recently extended contracts set to expire in 2013 for an additional five year period. Total average remaining life of all contracts on a volume-weighted basis at September 30, 2012 was approximately five years.

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

Basis of Presentation and Sale Accounting

The Sale of GE’s interest to MSIP resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to our assets and liabilities.  Our financial statements, which present periods prior to the Sale, reflect the historical accounting basis in the Company’s assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the push down basis of accounting for the preliminary fair values in our financial statements.  Therefore, our Consolidated Statements of Operations and Cash Flows for the period ending September 23, 2012 and the Consolidated Balance Sheet as of December 31, 2011 each reflect the operations and financial position of the Predecessor. Our Consolidated Statements of Operations and Cash Flows for the period September 24, 2012 through September 30, 2012 and the Consolidated Balance Sheet as of September 30, 2012 each reflect the operations and financial position of the Successor.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2011 Annual Report on Form 10-K filed with the SEC on March 23, 2012 and amended by Form 10-K/A filed with the SEC on March 27, 2012, except as noted below.

Results of Operations

Results of operations for all periods presented include the operations of Central. All periods include the application of purchase accounting. The period subsequent to September 23, 2012 reflects the impact of the 2012 Sale of EFS. We have included the combined discussion of results of operations because we believe it facilitates the comparison of 2012 operating and financial performance to 2011 and because the operations of Southern Star have not changed as a result of the Sale.  Also due to the Sale occurring near quarter end and given the preliminary nature of the allocation of estimated total consideration, there have been no significant impacts to operations as a result of the Sale. However, for the purpose of comparing operations for the periods ended September 30, 2012 and 2011, the Predecessor and Successor periods in 2012 have been combined in the discussions below. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Comparison of the Three Months Ended September 30, 2012 and 2011.

Operating revenues were $54.9 million and $54.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, a $0.5 million, or 1.0% increase.  The increase is primarily due to higher storage capacity revenues as a result of the mild winter season. Also contributing to the increase were higher transportation commodity revenues and park and loan revenues.

Operations and maintenance expenses were $12.5 million and $14.0 million for the three-month periods ended September 30, 2012 and 2011, respectively, a $1.5 million, or 10.7% decrease. The decrease is primarily due to lower expenses in the third quarter of 2012 for pipeline integrity management program costs.

Administrative and general expenses were $10.1 million and $8.9 million for each of the three-month periods ended September 30, 2012 and 2011, respectively, a $1.2 million, or 13.4% increase.  The increase is primarily due to higher employee incentive costs in the third quarter of 2012.

Depreciation expense increased by $0.3 million, or 4.2%, to $8.6 million for the three-month period ending September 30, 2012 as compared to the three-month period ending September 30, 2011. The increase is primarily due to asset additions to the 2012 depreciable base for transmission mains.

Miscellaneous other income, net was $0.2 million and $6.2 million for the three-month periods ended September 30, 2012 and 2011, respectively, a $6.0 million, or 97.3% decrease. The decrease is a result of the sale of excess working gas converted from base gas as a result of the Elk City Storage Field Expansion, or "Storage Expansion Project,"  in 2011.

The provision for income taxes decreased by $2.2 million, or 32.4%, to $4.5 million for the three-month period ending September 30, 2012 as compared to the three-month period ending September 30, 2011. The decrease is commensurate with lower 2012 pre-tax income.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Operating revenues were $161.9 million and $158.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively, a $3.6 million, or 2.3% increase. The increase is primarily due to higher storage capacity revenues as a result of the mild winter season as well as the Storage Expansion Project, which was placed in service on April 1, 2011. Also contributing to the increase were higher transportation revenues as a result of increased incremental park and loan services.  The increase was partially offset by lower transportation commodity revenues in 2012.

Operations and maintenance expenses increased by $1.7 million, or 4.7%, to $37.7 million for the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011.  The increase is primarily due to higher expenses in 2012 for pipeline integrity management program costs, engine overhauls and maintenance, offset partially by lower expenses for labor.

Administrative and general expenses increased by $1.4 million, or 5.2%, to $29.4 million for the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011.  The increase is primarily due to higher expenses in 2012 for employee incentives and property and liability insurance, offset partially by lower expenses for group medical insurance and professional services.

Depreciation expense was $25.8 million and $24.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively, a $1.1 million, or 4.4% increase. The increase is primarily due to asset additions to the 2012 depreciable base for transmission mains.

Taxes, other than income taxes, increased by $0.5 million, or 4.2%, to $13.1 million for the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011.  The increase is primarily due to higher expenses for ad valorem tax in 2012 as a result of higher state tax assessments.

Miscellaneous other income, net was $0.7 million and $6.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively, a $6.1 million, or 90.4% decrease. The decrease is a result of the sale of excess working gas converted from base gas as a result of the “Storage Expansion Project” in 2011.

The provision for income taxes decreased by $2.8 million, or 18.3%, to $12.7 million for the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011. The decrease is commensurate with lower 2012 pre-tax income.

Liquidity and Capital Resources

We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established on July 3, 2012, as discussed below.

Net cash provided by operating activities for the nine-month periods ended September 30, 2012 and 2011 was $66.4 million and $54.4 million, respectively.  Net cash from operating activities was higher in 2012 primarily due to higher cash receipts for reimbursable projects and storage revenues in 2012 and lower cash payments for income taxes and pension funding in 2012.  These increases were partially offset by increased inventory in 2012.  Funding to our pension plans is further discussed in Note 9 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the nine-month periods ended September 30, 2012 and 2011 was $44.7 million and $25.1 million, respectively. Cash used in investing activities was higher in 2012 primarily due to higher maintenance capital expenditures, partially offset by lower capital expenditures for expansion in 2012 and the purchase of storage acreage in 2011.

Net cash used in financing activities for the nine-month periods ended September 30, 2012 and 2011 was $20.3 million and $22.8 million, respectively. The decrease is primarily due to lower 2012 common stock dividend payments, partially offset by the issuance costs associated with the establishment of the credit facility on July 3, 2012.

6.75% Registered Notes

At September 30, 2012, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method.  The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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

6.75% Unregistered Notes

At September 30, 2012, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.  The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

Credit Facility

On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. The facility may be increased to a total in aggregate commitments of $100.0 million upon mutual agreement by the Company and one or more Lenders. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

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

Central’s 6.0% Notes

At September 30, 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.

Capital Lease

Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with the financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A. as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

Other

As of September 30, 2012, we had 418 full time employees at Central and none at Southern Star. Central had a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or Union, covering 124 field employees. The collective bargaining agreement expired on July 15, 2012, and negotiations on a new agreement are in progress. No strike or work stoppage has occurred at any of Central’s facilities in over 30 years.  We do not anticipate any work disruption to occur as we view the relationship between Central and the Union as positive; however, our potential inability to negotiate an acceptable contract with the Union could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers.

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

At September 30, 2012, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other

Contractual Obligations and Commitments

We have estimated capital expenditures of $71.9 million in 2012, including approximately $12.9 million for projects under our pipeline integrity management program.

Central expects to contribute a total of $8.6 million to its Retirement and Postretirement Medical Benefit Plans in 2012, of which $7.2 million was contributed in the period January 1, 2012 through September 23, 2012. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.

Contractual obligations and commitments are expected to be funded with cash flows from operating activities and by drawing upon cash made available pursuant to the Credit Agreement that was entered into on July 3, 2012.

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

Dodd-Frank Act

Certain interpretive guidance has been issued by the Commodity Futures Trading Commission, or CFTC, regarding its final rule further defining the term “swap” in accordance with Section 712(b)(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act.  This guidance has raised concerns for the interstate pipeline industry as to the application of the CFTC’s rules regarding facility usage agreements that employ “two-part” rate structures consisting of a “demand” or “reservation” charge and other usage fees and those rules’ application to natural gas transportation and storage agreements and other transactions that utilize two-part rates, but that are currently regulated exclusively by the FERC.  This regulation took effect October 12, 2012, although the CFTC accepted comments up to that date for further revisions and clarifications to the interpretive guidance previously issued.

Absent further guidance by the CFTC, the current rule arguably subjects all of Central’s two-part rate transportation and storage service agreements, as well as all of its capacity release transactions, to CFTC jurisdiction, creating additional recordkeeping and reporting burdens.

The Interstate Natural Gas Association of America, or INGAA, has filed on behalf of its members, including Central, two pleadings with the CFTC requesting that the interpretive guidance at issue be amended or clarified to exempt two-part fee service transactions already regulated by the FERC from further CFTC regulation under the Dodd-Frank Act.  On October 9, 2012, INGAA filed a “Request for Clarification and No-Action Relief Regarding Commission Interpretive Guidance on Transportation and Storage Agreements with Two-Part Fee Structure Set Forth in the Commission’s Swap Definition Final Rule”.  Besides requesting clarification that two-part rate interstate service agreements do not meet the definition of “swap” under the CFTC’s new regulations, this filing also requests the CFTC to issue a no-action letter stating it will not take or recommend any enforcement action if INGAA’s member companies, including Central, do not treat such agreements as subject to the swap definition, at least for as long as and until the CFTC issues a final clarification, revision or response to the comments concerning such rule.

Subsequently, on October 12, 2012, INGAA submitted its “Comments on Joint Final Rule and Interpretations on Further Definition of ‘Swap’, ‘Security-Based Swap’, and ‘Security-Based Swap Agreement’; Mixed Swap; Security-Based Swap Agreement Recordkeeping (RIN No. 3038-AD46),” to the CFTC on behalf of its members, including Central.  These comments contain supporting arguments and facts, which if accepted by the CFTC (and modification of the rules or interpretive guidance was implemented by the CFTC), would effectively exempt the transactions of concern to Central and all other INGAA members from CFTC jurisdiction and avoid any additional regulatory requirements.

In addition on October 12, 2012, the FERC submitted similar comments to the CFTC consistent with INGAA and its members’ position on the issue.  While Central cannot state with complete certainty that INGAA will be successful in its efforts to modify the CFTC interpretive guidance on this issue, it believes INGAA’s filings have addressed Central’s concerns and provided sufficient protection from any risk of non-compliance with the CFTC rules, at least for the short-term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of our revolving credit facility, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At September 30, 2012, the weighted-average interest rate of our long-term debt was 6.15%. Our long-term debt issues, consisting of $200.0 million 6.75% Registered Notes, $50.0 million 6.75% Unregistered Notes and $230.0 million 6.0% Notes, each mature in 2016. The $4.5 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at September 30, 2012 had a carrying value of $484.5 million. At September 30, 2012, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $203.8 million and $51.0 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $260.0 million as of September 30, 2012, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.  At September 30, 2012, we had no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures – As of September 30, 2012, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States ex rel. Grynberg v. Williams Natural Gas Company, et al., MDL Docket No. 1293 (99 MD 1614), Civil Action No. 97 D 1478 (District of Colorado), or Grynberg Litigation

In 1998, Jack Grynberg, an individual, sued Central and approximately 300 other energy companies, purportedly on behalf of the federal government, or qui tam. Invoking the False Claims Act, Grynberg alleged that the defendants had mismeasured the volume and wrongfully analyzed the heating content of natural gas, causing underpayments of royalties to the United States. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, or civil penalty, attorney fees and costs. The Department of Justice declined to intervene in Grynberg’s qui tam cases, which were consolidated for pretrial purposes before a single judge in the United States District Court, or Trial Court, for the District of Wyoming. Initial discovery was limited to public disclosure/original source jurisdictional issues, which were referred to a Special Master for recommendations. After a Trial Court ruling in October of 2006 dismissing Grynberg’s claims on jurisdictional grounds and a decision by the United States Court of Appeals, or Appellate Court, for the Tenth Circuit upholding that ruling in 2009, Grynberg filed a petition (Number 09-170) for certiorari review with the United States Supreme Court on August 4, 2009. On October 5, 2009, the Supreme Court denied Grynberg’s petition. On July 27, 2011, the Trial Court entered orders disposing of the defendants’ motions for attorney fees and costs which had been the subject of a hearing held on April 24, 2007. The Trial Court Judge awarded attorney fees and costs to the defendants and directed Grynberg to pay a portion of the Special Master’s fees into the Trial Court’s registry. On or about October 2011, Central and many of the other prevailing defendants submitted claims setting forth the amounts and basis for their respective attorney fee and cost awards. Since then, the Trial Court has appointed a different Special Master to make recommendations regarding the amounts of attorney fees and costs to be awarded to those defendants which have submitted claims.  It is unknown at this time when that Special Master will issue his recommendations, and/or whether further post-judgment proceedings before the Trial Court and/or the Appellate Court may be necessary to resolve the fee and cost issues.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I

In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under-measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005.  On September 18, 2009, the Court again denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument (which was presented before a different judge), was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through further on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II

In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories as in Price Litigation I, this petition alleges that the defendants have under-measured the British thermal units, or BTU, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs sought unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010.  The Plaintiffs filed a reply, and oral argument (which was presented before a different judge), was heard on February 10, 2010.  By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they initiated certain discovery to which Central and other defendants have objected. In June 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through further on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

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

SOUTHERN STAR CENTRAL CORP.
November 13, 2012	By:
Jerry L. Morris President and Chief Executive Officer

November 13, 2012	By:
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

	Signature	Title	Date
By:		Chief Executive Officer	November 13, 2012
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

	Signature	Title	Date
By:		Chief Financial Officer	November 13, 2012
Susanne W. Harris

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date
By:		Chief Executive Officer	November 13, 2012
Jerry L. Morris
By:		Chief Financial Officer	November 13, 2012
Susanne W. Harris

A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.