Form 10-K
period 2012-12-31
SOUTHERN STAR CENTRAL CORP
filed 2013-03-26
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-110979
_________________________
SOUTHERN STAR CENTRAL CORP.
(Exact name of registrant as specified in its charter)
_________________________

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
_________________________
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
As of March 26, 2013, registrant had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS
2012 FORM 10-K
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
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in Southern Star through the sale of its interests in EFS, or the Sale. The Sale was consummated on September 24, 2012, constituting a change in control and resulting in a new basis of accounting for Southern Star. In connection with the Sale, EFS changed its name to MSIP-SSCC Holdings, LLC, or Holdings. See Note 3 in the Notes to Consolidated Financial Statements section of this annual report on Form 10-K for further information regarding the Sale.
Southern Star was incorporated in Delaware in September 2002 and operates as a holding company for its regulated natural gas pipeline operations. Central was incorporated in Delaware in January 1922 and is Southern Star’s only operating subsidiary and the sole source of its operating revenues and cash flows.
Southern Star Central Gas Pipeline, Inc.
Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system, including facilities for natural gas transmission and natural gas storage, with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, which are its main market areas. As of December 31, 2012, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.
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
Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate natural gas storage capacity of approximately 47 Bcf and an aggregate delivery capacity of approximately 1.3 Bcf of natural gas per day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2012, 95% of Central’s operating revenues were obtained through daily firm reservation charges (“rent” charges under firm contracts) and 5% were obtained through commodity charges (“usage” charges based on volumes actually transported or stored under firm and interruptible contracts).
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2012, Central had customer transportation contracts with approximately 141 shippers. Shippers include regulated natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Central transports natural gas to approximately 523 delivery points, including natural gas distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 16 years. At December 31, 2012, the average remaining contract life on a volume-weighted basis was approximately six years.

For the year ended December 31, 2012, approximately 89% of our total operating revenues were generated from long-term contracts with our top ten customers. Natural gas transportation services for the two largest customers, Missouri Gas Energy, or MGE, a division of Southern Union Company, and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc., accounted for approximately 59% (approximately 32% and 27% respectively) of operating revenues for the year ended December 31, 2012. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. No other customer accounted for more than 10% of our revenues in 2012.
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
Pipeline Operations
Central’s pipeline system receives natural gas supplies directly from the major production areas located in the Rocky Mountain, Anadarko and Hugoton basins. The Hugoton region is a mature basin with declining production; however, we believe new supplies from other regions including the Western Oklahoma area will more than offset the projected declines. We believe that the Western Oklahoma area has substantial potential for future drilling and production. Central’s Rawlins-Hesston line, which extends from Wyoming to Kansas, and its Canadian-Blackwell line, which extends from the Texas panhandle to central Oklahoma, generally operate at full capacity. We believe that the strategic location of our pipeline system will continue to provide access to abundant natural gas supplies in the future.
The system has 23 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins. Of the 23 interconnects, eight are delivery points; ten are receipt points; and five are bi-directional (both receipt and delivery) points. The large number and geographic diversity of interconnects provides Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect. These interconnects allow the interaction of Central’s system with a substantial portion of the Midwestern natural gas market, as well as access to major domestic pricing hubs.
Central currently has 40 compressor stations with approximately 208,000 certificated horsepower. Thirty-two of Central’s compressor stations are controlled remotely by its Supervisory Control and Data Acquisition, or SCADA, and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.
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
Services
Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service requires Central to reserve a specified amount of capacity for customers and allows these customers to withdraw their gas from storage with little or no notice. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 64% of our 2012 operating revenues, and as of December 31, 2012, accounted for approximately 72% of Central’s firm market area capacity, 44% of its firm production area capacity and 85% of its firm storage deliverability.
Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point principally under contracts with local natural gas distribution companies, electrical generators, industrials, marketers and producers. This service accounted for approximately 31% of our 2012 operating revenues, and as of December 31, 2012, comprised approximately 28% of Central’s firm market area capacity and 56% of its firm production area capacity.
Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Customers are charged based on storage capacity held. Central has approximately 1.3 TBtu/day of firm storage deliverability capacity and 47 TBtu of on-system natural gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 85% of the firm storage deliverability). The stand-alone firm storage service (approximately 15% of firm storage deliverability) and interruptible storage service accounted for approximately 4% of our operating revenues for the year ended December 31, 2012.
Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to bank delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. Charges are based on the volume of gas parked or loaned. This service accounted for approximately 1% of our operating revenues for the year ended December 31, 2012.
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
The following is a summary of recent market expansion projects completed or in progress, as well as market initiatives Central has recently pursued or is currently pursuing:
ONG Ottawa - Central is installing a new delivery facility for Oklahoma Natural Gas near Ottawa, Oklahoma. This facility is being constructed to meet existing and new incremental load at that location and is expected to be in service during the first quarter of 2013. The incremental five-year contract is expected to generate approximately $0.4 million in revenue over the contract term.
Atmos West Lawrence - On September 1, 2012, Central placed into service a new delivery location to Atmos Energy near Lawrence, Kansas. This expansion was supported by a four-year firm transportation contract for 2,500 Dths/day. The expansion is expected to generate approximately $0.6 million in annual revenue.
Black Hills Colwich - Central installed a new delivery location to Black Hills Utility for 13,000 Dths/day of incremental firm service in Sedgwick County, Kansas with a five-year contract term. The expansion required the installation of a new delivery meter station. The firm transportation agreement and the in-service date for the facilities was effective August 1, 2012 and is expected to generate approximately $0.9 million in annual revenue.
Linn Energy Sublette - Central is installing a new delivery point for service to Linn Energy's Sublette Station. These facilities should be placed in service by March 31, 2013. This expansion will be supported by a five-year firm transportation contract for 5,000 Dths/day in the production area. This expansion is expected to generate approximately $0.4 million in annual revenue.
Black Hills Cheyenne Prairie - Black Hills subsidiary Cheyenne Light Fuel & Power is moving forward with its Cheyenne Prairie power generation project in Cheyenne, Wyoming. The project will consist of a five-mile lateral line and delivery meter station in Laramie County, Wyoming and is expected to be completed in the fourth quarter of 2013. This expansion will be supported by a seven-year, seven-month firm transportation contract for 10,000 Dths/day in the production area. The expansion is expected to generate approximately $0.7 million in annual revenue.
Straight Blackwell Expansion Project - Central recently completed a binding open season for the “Straight Blackwell Expansion Project” to add incremental firm transportation capacity to our system to serve portions of Oklahoma, Kansas and Missouri. The open season generated considerable interest from potential shippers; however, no firm commitments were made. Central is continuing to work with interested shippers for an economically viable expansion project.
Gas Supply Projects and Initiatives
Central actively pursues new gas supply connections to our system to provide customers with additional supply options and flexibility to meet their demands. Our focus is targeted on directly connected supply opportunities, which provide the lowest cost alternative to our customers. In many cases, the operator of the gas supply point reimburses us for the cost of the facilities required to receive gas into our system. The following is a summary of the recent gas supply points Central has added to its system and supply initiatives Central is currently pursuing:
PVR Midstream Antelope Hills - Central installed an expansion of a receipt point in the Hemphill County, Texas area capable of receiving up to 75,000 Dths/day. The project was placed in service during the second quarter of 2012. The costs of the interconnect point are reimbursable to Central.
Superior Pipeline Bellmon - During 2012, Central installed a new receipt point in the Noble County, Oklahoma area capable of receiving up to 9,000 Dths/day. Central is currently upgrading the facility to receive up to 50,000 Dths/day. The upgrade is expected to be in service during the second quarter of 2013. The costs of the interconnect point are reimbursable to Central.
TEG Transmission - Central is installing a new receipt point in the Leavenworth County, Kansas area capable of receiving up to 2,000 Dths/day. The project is expected to be placed in service during the second quarter of 2013. The costs of the interconnect point are reimbursable to Central.
Devon Grant County - Central is installing a new receipt point for Devon Energy in Grant County, Oklahoma. The facility will be capable of receiving 30,000 Dths/day into the Central system. The project is expected to be placed in service during the second quarter of 2013. The costs of the interconnect point are reimbursable to Central.
Various Other Projects and Initiatives - In addition, we are in the preliminary stages of evaluating three new supply/receipt projects that would add approximately 80,000 Dths/day of incremental gas supply volumes into the pipeline system.
Competition
Central competes primarily with other interstate and intrastate pipelines for the transportation of natural gas. The principal elements of competition among pipelines are transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, fuel costs, and the quality and reliability of transportation services. Central competes primarily with other interstate pipelines in the Kansas City metropolitan area and in Wichita, Kansas. One of these interstate pipelines is an affiliate of one of Central’s largest customers, MGE. Central’s primary competitors in these markets are Kansas Pipeline Company, Tallgrass Interstate Gas Transmission, Rockies Express Pipeline and Panhandle Eastern Pipeline Company.
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
Generally, construction and maintenance on Central’s pipeline occurs during May through October when volume throughput is usually lower than during the winter heating season. As such, operating and maintenance expenses are generally higher in the second and third quarters and the majority of our capital expenditures are typically incurred during this time.
Regulation
FERC Regulation. The siting of Central’s pipeline system and its transportation and storage of natural gas in interstate commerce for its customers and certain related customer services are subject to regulation by the FERC under the Natural Gas Act of 1938, or NGA, and under the Natural Gas Policy Act of 1978, or NGPA, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Central holds certificates of public convenience and necessity issued by the FERC authorizing the siting, ownership and operation of its pipelines and related facilities, including storage fields, which are considered jurisdictional and for which certificates are required under the NGA. The pipeline’s tariff, a compilation of the pipeline’s rules, and operating and commercial practices which are binding on the pipeline and its customers, is a regulatory document and cannot be modified without public notice and FERC approval.
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
The FERC was given additional regulatory authority under the Public Utility Holding Company Act of 2005, or PUHCA 2005. Among other things, PUHCA 2005 gives the FERC and state utility commissions access to the books and records of any holding company or affiliate that are relevant to the rates of any associated public utility or natural gas company (such as Central). The FERC was also given authority to regulate accounting matters and to allocate costs within holding company systems, including where a service company is involved, and state utility regulatory authorities were given similar books and records access rights. Neither the Company, Central nor the Company's parent, is itself a "public-utility company" or a "holding company" of a public-utility company under PUHCA 2005.

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
On April 30, 2008, Central filed a general rate case under FERC Docket No. RP08-350, which became effective November 1, 2008. Under the terms of the uncontested settlement, which was approved by the FERC on June 1, 2009, Central is required to file a new rate case to be effective no later than December 1, 2013.
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
In 2002, the U.S. Congress enacted the Pipeline Safety Improvement Act, or PSIA, with final regulations implementing the PSIA issued in December 2003. The PSIA made numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs include a baseline integrity assessment of each facility located in high consequence areas that must be completed within ten years of the enactment of the PSIA. Central completed the initial 10-year assessment in December 2012. In January 2011, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the Act, was enacted, setting forth certain requirements of the Pipeline and Hazardous Materials Safety Administration, or PHMSA, to produce certain studies and follow-up rulemakings for the natural gas pipeline industry. PHMSA has yet to issue a Notice of Proposed Rulemaking or a follow-up final set of rules. The Act contemplates, among other things, increased costs associated with installation of automated or remote control valves, validation of Maximum Allowable Operating Pressures of all pipelines in Class 3 and High Consequence Areas, or HCA, as well as expansion of HCA to include all Class 3 areas. Based on current information, we do not expect these costs to have a material adverse effect on our financial position or results of operations.
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
Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.2 million at December 31, 2012 and $1.6 million at December 31, 2011, representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.
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
Employees
As of December 31, 2012, we had 435 full time employees at Central and none at Southern Star. Central had a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or Union, covering 134 field employees. The collective bargaining agreement expired on July 15, 2012, but a new agreement was voted upon during the latter half of December 2012 and ratified January 4, 2013. No strike or work stoppage occurred. The new agreement expires April 1, 2017.
Reports
We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. Our SEC filings are available free of charge to the public on the Internet at the SEC’s website at www.sec.gov and on our website at www.southernstarcentralcorp.com as soon as reasonably practicable following the time that the documents are filed with, or furnished to, the SEC. You may also read and copy any document we file with the SEC at its public reference rooms at 100 F Street, NE, Washington D.C. 20549, and in New York, NY and Chicago, IL. Please call the SEC at (800) 732-0330 for further information on the public reference rooms.
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
          Some of our customers may be experiencing, or may experience in the future, financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our services, which could have a material adverse effect on our results of operations and financial condition.
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
The EPA has promulgated the NAAQS for several air pollutants. The EPA designates areas of the United States as being in “attainment” or “nonattainment” of these standards based on ambient monitoring data collected at sites around the country. Sources of air pollution operating in nonattainment areas may be required to reduce levels of air emissions to help an area attain compliance with a NAAQS. All of Central’s compressor stations are located in areas currently designated as being in attainment of the NAAQS. Therefore, we do not project any mandatory emission reductions at this time in order to help areas comply with a NAAQS. However, the EPA revisits attainment designations periodically based on actual ambient monitoring data and the EPA also has a statutory requirement to periodically review the NAAQS. As such, it is not possible to predict with certainty whether any areas where our compressor stations are located could become nonattainment areas in the future.

As of December 31, 2012, we were aware of mercury contamination that requires characterization at approximately nine of our meter sites, covering three states with remediation anticipated at all nine sites.
We have an active program to identify and clean up contamination at our facilities. In general, the known contamination is limited to soils within the property boundaries of the sites. We have an accrued liability of $1.2 million as of December 31, 2012, representing the estimate of future cleanup costs, most of which is expected to be incurred over the next three to four years. However, should unanticipated future costs exceed our estimates, such costs could have a material adverse effect on our financial position, since such costs may not be recoverable through our rates.
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
Studies have suggested that greenhouse gases may be contributing to the warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations. While we do not expect that these requirements will have a material impact on Central’s existing operations during 2013, there are also other various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, in areas in which we conduct business, could result in changes to the consumption and demand for natural gas and carbon dioxide produced from our source fields and could have adverse effects on our business, financial position, results of operations and prospects.
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
For the year ended December 31, 2012, approximately 96% of our firm contracted market area capacity, 95% of our firm contracted production area capacity and 99% of our firm contracted storage capacity were under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.
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
The U.S. Department of Transportation, or DOT, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk-prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation. Currently, we estimate that the cost to perform required assessments and remedial activities during 2013 will be approximately $34.9 million and will be charged to capital or expense as appropriate.
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

We compete with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines and the quality and reliability of transportation services. Our major competitors include Kansas Pipeline Company, Tallgrass Interstate Gas Transmission and Panhandle Eastern Pipeline Company. We compete with these pipelines in Wichita and Kansas City, Kansas and Kansas City, Missouri. We have the majority of market share in these areas. One of the interstate pipelines with which we compete is an affiliate of one of our largest customers, MGE.
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
Operating revenues related to transportation and storage contracts with our ten largest customers accounted for approximately 89% of operating revenue during the year ended December 31, 2012. Approximately 59% of our operating revenues during the year ended December 31, 2012 were generated from transportation and storage services to our two largest customers, KGS and MGE. We have multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest contracts by volume for each of these two customers were extended for an additional five years and are now set to expire in 2018. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in our revenues and could have a material adverse effect on our business, financial position and results of operations.
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
Strikes or work stoppages may adversely affect our operations as approximately 31% of Central's employees belong to a labor union.
Central is party to a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or the Union. Disputes with regard to the terms of the collective bargaining agreement or our potential inability to negotiate an acceptable contract with the Union prior to the expiration of the existing agreement on April 1, 2017 could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If the unionized workers were to engage in a strike or work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could compromise our service reliability, or higher ongoing labor costs, either of which could have a material adverse effect on the results of our business, financial condition and results of operation.
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
Our ability to comply with these covenants may be affected by many events beyond our control. Failure to comply with these covenants could result in an event of default, which could cause our outstanding senior notes and amounts under our revolving credit agreement (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. In addition, complying with these covenants may also cause us to take actions that are not favorable to our equity holders and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
Central also has leases covering office space located in Lenexa, Kansas and Woodward, Oklahoma. These leases are not for substantial space and have an aggregate annual rent of less than $0.3 million.
We believe that our properties are adequate and suitable to conduct our ongoing business.
Item 3. Legal Proceedings
Legal Issues
Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I
In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they have initiated certain discovery to which Central and other defendants have objected. In late June of 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether or not Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January of 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.
Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II
In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they have initiated certain discovery to which Central and other defendants have objected. In late June of 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether or not Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January of 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.
Item 4. - Reserved

PART II.
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. As of December 31, 2012, all of our common stock was held by one holder of record.
We have outstanding $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, and $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Under the indentures for our 6.75% Registered Notes and 6.75% Unregistered Notes, the declaration and payments of dividends or distributions to equity holders are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture. Dividends or returns of capital declared during the years 2012 and 2011 were approximately $28.2 million and $32.8 million, respectively. We expect to continue to pay dividends as permitted under the indenture on a quarterly basis.

Item 6. Selected Financial Data
The following table presents our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.
Southern Star Central Corp. and Subsidiaries
Selected Financial Data
(In thousands)

	Successor (a)	Predecessor (a)
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Statement of Net Income Data:
Operating Revenues	60,838	157,736	214,093	214,142	220,801	196,788
Operating Costs and Expenses:
Operations and maintenance	13,624	36,372	51,463	49,253	50,135	49,064
Administrative and general	10,589	28,624	37,486	37,770	42,954	39,005
Depreciation and amortization	9,404	25,114	33,150	31,057	32,238	29,293
Taxes, other than income taxes	4,597	12,708	16,884	16,153	15,293	14,654
Total Operating Costs and Expenses	38,214	102,818	138,983	134,233	140,620	132,016
Operating Income	22,624	54,918	75,110	79,909	80,181	64,772
Interest Expense (Income):
Interest expense	8,074	23,735	32,367	32,367	32,556	31,210
Interest income	(12)	(37)	(96)	(96)	(308)	(877)
Miscellaneous other (income) expense, net	(200)	(637)	(6,873)	(768)	(49)	(658)
Income Before Income Taxes	14,762	31,857	49,712	48,591	47,982	35,097
Provision for Income Taxes	5,820	12,511	19,495	18,526	19,010	13,838
Net Income	8,942	19,346	30,217	30,065	28,972	21,259

Balance Sheet Data (end of period):
Cash and Cash Equivalents	37,467	31,251	23,501	23,200	38,789	35,615
Property, Plant & Equipment, net	681,975	657,060	645,347	637,793	607,794	601,275
All Other Assets	615,420	438,557	450,623	428,787	438,671	424,541
Total Assets	1,334,862	1,126,868	1,119,471	1,089,780	1,085,254	1,061,431

Capitalization:
Current maturities of long-term debt	265	265	250	235	745	720
Total long-term debt, net of current portion	488,408	482,034	481,836	481,453	481,054	481,165
Common stockholder’s equity	583,227	430,473	429,934	432,550	429,730	431,341
Total Capitalization	1,071,900	912,772	912,020	914,238	911,529	913,226
(a) The term "Predecessor" refers to the Company's operations prior to GE's sale of its 60% economic stake and 50% voting stake in Southern Star to MSIP, or the Sale. The term "Successor" refers to the Company's operations subsequent to the Sale. See Notes 2 and 3 in the Consolidated Financial Statements section of this annual report on Form 10-K for further information regarding the Sale.
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to16 years. Total average remaining contract life on a volume-weighted basis at December 31, 2012 was approximately six years.
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
Pipeline and storage integrity regulations continue to increase our operating costs for integrity testing, permitting and other compliance with new regulations. Furthermore, changes in environmental laws and regulations may also increase our operating costs and/or capital expenditures as required for monitoring or installation of new equipment. Central remains on schedule to meet all compliance regulations and expects that operating costs associated with such regulations will continue to be recovered in the rates it charges for its services.
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
Central is installing a new delivery facility for Oklahoma Natural Gas near Ottawa, Oklahoma. This facility is being constructed to meet existing and new incremental load at that location and is expected to be in service during the first quarter of 2013. The incremental five-year contract is expected to generate approximately $0.4 million in annual revenue over the contract term.
On September 1, 2012, Central placed into service a new delivery location to Atmos Energy near Lawrence, Kansas.

This expansion was supported by a four-year firm transportation contract for 2,500 Dths/day. The expansion is expected to generate approximately $0.6 million in annual revenue.
In 2012, Central installed a new delivery location to Black Hills Utility for 13,000 Dths/day of incremental firm service in Sedgwick County, Kansas with a five-year contract term. The expansion required the installation of a new delivery meter station. The firm transportation agreement and the in-service date for the facilities was effective August 1, 2012 and is expected to generate approximately $0.9 million in annual revenue.
Central is installing a new delivery point for service to Linn Energy's Sublette Station. These facilities should be placed in service by March 31, 2013. This expansion will be supported by a five-year firm transportation contract for 5,000 Dths/day in the production area. This expansion is expected to generate approximately $0.4 million in annual revenue.
Black Hills subsidiary Cheyenne Light Fuel & Power is moving forward with its Cheyenne Prairie power generation project in Cheyenne, Wyoming. The project will consist of a five-mile lateral line and delivery meter station in Laramie County, Wyoming. This expansion will be supported by a seven-year, seven-month firm transportation contract for 10,000 Dths/day in the production area. The expansion is expected to generate approximately $0.7 million in annual revenue.
Central recently completed a binding open season for the “Straight Blackwell Expansion Project” to add incremental firm transportation capacity to our system to serve portions of Oklahoma, Kansas and Missouri. The open season generated considerable interest from potential shippers; however, no firm commitments were made. Central is continuing to work with interested shippers for an economically viable expansion project.
Acquisition
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in the Company through the sale of its interests in EFS. The Sale was consummated on September 24, 2012. The total consideration included the estimated fair value of MSIP's original 40% economic interest and the fair value of cash and equity consideration exchanged in the Sale.

Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codifications, or the ASC. The total consideration has been "pushed down" and allocated to our assets and liabilities. Our financial statements, related to periods prior to the Sale, reflect the previous accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, our Consolidated Statements of Net Income and Cash Flows for the period ending September 23, 2012 and the Consolidated Balance Sheet as of December 31, 2011 each reflect the operations and financial position of the Predecessor. Our Consolidated Statements of Net Income and Cash Flows for the period September 24, 2012 through December 31, 2012 and the Consolidated Balance Sheet as of December 31, 2012 each reflect the operations and financial position of the Successor.

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
Accounting for the Effects of Regulation
Like all interstate natural gas pipeline operators, Central is subject to regulation by the FERC. The Regulated Operations Topic 980 of the ASC, or ASC 980, provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of ASC 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, and the deferral of employee related benefits and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, we have determined that it is appropriate to apply the accounting prescribed by ASC 980 to the operations of Central and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
Employee Benefit Plans
Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of our accrued benefit costs. In addition, the asset or liability for postretirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. As it is appropriate for Central to apply the accounting prescribed by the ASC 980, we do not recognize changes in the funded status in comprehensive income but recognize them as changes to the related regulatory asset or liability, pending future recovery or refund through Central's rates. For further discussion of our employee benefit plans, see Note 10 to the accompanying Notes to the Consolidated Financial Statements.
Goodwill
As a result of the Sale, we recorded $471.0 million of goodwill. Goodwill is not amortized and will be subject to an annual impairment test, or more frequently, if certain conditions exist in accordance with the Goodwill and Other Intangible Assets Topic 350 of the ASC.
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
Results of Operations
Results of operations for all periods presented include the operations of Central. Southern Star applied push-down accounting to account for the Sale. We have included the discussion of combined results of operations for 2012, which are unaudited and considered to be a non-GAAP disclosure, because we believe it better facilitates the comparison of 2012 operating and financial performance to 2011 and 2010 and because the operations of Southern Star have not changed as a result of the Sale. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.
Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following table sets forth our selected results of operations data for the years ended December 31, 2012, 2011 and 2010:

	(Unaudited) Combined Year Ended December 31, 2012	Successor	Predecessor
		For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

			(In thousands)
Operating revenues	$218,574	$60,838	$157,736	$214,093	$214,142
Operations and maintenance	49,996	13,624	36,372	51,463	49,253
Administrative and general	39,213	10,589	28,624	37,486	37,770
Depreciation and amortization	34,518	9,404	25,114	33,150	31,057
Taxes, other than income taxes	17,305	4,597	12,708	16,884	16,153
Operating income	77,542	22,624	54,918	75,110	79,909

Other (Income) Deductions:
Interest expense	31,809	8,074	23,735	32,367	32,297
Interest income	(49)	(12)	(37)	(96)	(211)
Miscellaneous other income, net	(837)	(200)	(637)	(6,873)	(768)
Total Other Deductions	30,923	7,862	23,061	25,398	31,318
Income before income taxes	46,619	14,762	31,857	49,712	48,591
Provision for income taxes	18,331	5,820	12,511	19,495	18,526
Net Income	$28,288	$8,942	$19,346	$30,217	$30,065
Comparison of the Years Ended December 31, 2012 and 2011
Operating revenues were $218.6 million for the year ended December 31, 2012, a $4.5 million, or 2.1% increase from $214.1 million in 2011. The increase in 2012 is principally due to a full year of revenues from the Elk City Storage Field expansion, or "Storage Expansion Project," placed into service on April 1, 2011 and higher storage capacity revenues in 2012 as a result of the mild winter season. Also contributing to the increase were higher park and loan and transportation reservation revenues.
Operations and maintenance expenses were $50.0 million for the year ended December 31, 2012, a $1.5 million, or 2.9%, decrease from $51.5 million in 2011. The decrease is principally due to lower expenses in 2012 for the pipeline integrity management program and labor, offset partially by higher expenses in 2012 for compressor engine overhauls and maintenance.
Administrative and general expenses were $39.2 million for the year ended December 31, 2012, a $1.7 million, or 4.6%, increase from $37.5 million in 2011. The increase is principally due to higher expenses in 2012 for employee incentives, hardware and software maintenance, property and liability insurance and outside legal services, offset partially by lower expenses for group insurance, supplies and other professional services as well as higher expenses transferred to capital.
Depreciation and amortization expenses were $34.5 million for the year ended December 31, 2012, a $1.4 million, or 4.1%, increase from 2011. The increase is primarily due to asset additions to the 2012 depreciable base for transmission mains.
Taxes other than income taxes were $17.3 million for the year ended December 31, 2012, a $0.4 million, or 2.5%, increase from $16.9 million in 2011. The increase is primarily due to higher ad-valorem tax assessments in 2012.
Interest expense was $31.8 million for the year ended December 31, 2012, a $0.6 million, or 1.7% decrease from $32.4 million in 2011. The decrease is a result of the decrease in the amortization of debt discounts/premiums as a result of the Sale, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.
Interest income was comparable for each of the years ended December 31, 2012 and 2011.
Miscellaneous other income, net was $0.8 million for the year ended December 31, 2012, a $6.0 million decrease from 2011. The decrease is a result of the sale of excess working gas converted from base gas as a result of the “Storage Expansion Project” in 2011.
The provision for income taxes was $18.3 million for the year ended December 31, 2012, a $1.2 million, or 6.0%, decrease from $19.5 million in 2011, commensurate with lower pre-tax income. Our effective tax rate for 2012 was 39.3% compared to 39.2% for the same period in 2011.
Comparison of the Years Ended December 31, 2011 and 2010
Operating revenues were $214.1 million for each of the years ended December 31, 2011 and 2010. Revenues are comparable for the two periods, as a decrease in transportation revenues is being offset by an increase in storage revenues. Lower transportation revenues in 2011 are a result of decreased incremental park and loan service revenues due to lower future price curves and the narrowing of price differentials between producing basins in 2011. The higher storage revenues in 2011 were primarily due to the "Storage Expansion Project."
Operations and maintenance expenses were $51.5 million for the year ended December 31, 2011, a $2.2 million, or 4.5%, increase from $49.3 million in 2010. The increase is principally due to higher expenses in 2011 for pipeline integrity management program, vehicle usage and employee relocations, offset partially by lower expenses in 2011 for labor and leak repairs.
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
Miscellaneous other income, net was $6.9 million for the year ended December 31, 2011, a $6.1 million increase from $0.8 million in 2010. The increase is a result of the sale of excess working gas recently converted from base gas as a result of the "Storage Expansion Project."

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
Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established in 2012, as discussed below. The following table sets forth our selected cash flow data for the years ended December 31, 2012, 2011 and 2010:

		Successor	Predecessor
	(Unaudited) Combined Year Ended December 31, 2012	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Net income	$28,288	$8,942	$19,346	$30,217	$30,065
Adjustments to reconcile net cash provided from operations	46,733	6,084	40,649	36,575	43,092
Net cash provided by operating activities	75,021	15,026	59,995	66,792	73,157

Net cash used in investing activities	(71,331)	(34,265)	(37,066)	(33,379)	(60,709)

Net cash provided by (used in) financing activities	10,276	25,455	(15,179)	(33,112)	(28,037)

Net change in cash and cash equivalents	13,966	6,216	7,750	301	(15,589)
Cash and cash equivalents at beginning of period	23,501	31,251	23,501	23,200	38,789
Cash and cash equivalents at end of period	$37,467	$37,467	$31,251	$23,501	$23,200
Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $75.0 million and $66.8 million, respectively. Net cash from operating activities was higher in 2012 primarily due to higher cash receipts for reimbursable projects, higher 2012 storage revenues and lower 2012 pension funding. The increase was partially offset by increased materials and supplies inventory and higher cash payments for income taxes in 2012. Funding to our pension plans is further discussed in Note 10 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $71.3 million and $33.4 million, respectively. Cash used in investing activities was higher in 2012 primarily due to higher maintenance capital expenditures and a receipt of proceeds, in 2011, from the sale of an asset, partially offset by lower capital expenditures for expansion in 2012 and the purchase of storage acreage in 2011.
Net cash provided in financing activities was $10.3 million for the year ended December 31, 2012, as compared to net cash used of $33.1 million for the same period in 2011. The change is primarily due to a $40.0 million draw on the credit facility established in 2012 and lower 2012 common stock dividend payments, partially offset by the issuance costs associated with the establishment of the credit facility, further discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements.
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
 6.75% Registered Notes
At December 31, 2012 and 2011, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheet as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Notes
At December 31, 2012 and 2011, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheet as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
Credit Agreement

On July 3, 2012, we entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to us. The facility may be increased to a total in aggregate commitments of $100.0 million upon mutual agreement by us and one or more Lenders. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to our then current unsecured debt ratings. Additionally, we will pay a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement.
In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among us, Central and the Administrative Agent, we pledged as collateral our equity interests in Central and certain future acquired subsidiaries.
The Credit Agreement contains negative covenants that, subject to significant exceptions, limit our ability and our Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of our assets and our subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require us to comply on a quarterly basis with capitalization ratios with respect to Central and ourselves and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At December 31, 2012, we had $40.0 million outstanding under the Credit Agreement.
Effective March 22, 2013, the Credit Agreement was amended to extend the maximum aggregate commitments under the facility to $125 million.

Central’s 6.0% Notes
At December 31, 2012 and 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
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
We entered into employee retention agreements with certain officers of Central, which expired on December 31, 2010. The agreements required annual payments to those officers for their continued employment. We accrued the expenses associated with these retention payments ratably over the period services were provided to Central. We recorded $1.1 million for the year ended 2010 for such annual payments. There were no similar expenses or agreements in 2011 or 2012.
At December 31, 2012, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
Other
Contractual Obligations and Commitments
The table below summarizes our significant contractual obligations and commitments for the years indicated as of December 31, 2012:

Payments Due by Period
(In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$587,363	$30,675	$61,350	$495,338	$—
Short-term borrowing and other (2)	40,081	40,081	—	—	—
Capital lease obligations (3)	6,343	527	1,066	1,640	3,110
Operating lease commitments	988	259	494	67	168
Purchase obligations	2,542	2,542	—	—	—
Capital expenditure commitments (4)	21,439	5,182	16,257	—	—
Total	$658,756	$79,266	$79,167	$497,045	$3,278
_________________________

(1)	Includes principal and interest payments of our 6.75% Registered Notes, 6.75% Unregistered Notes and 6.0% Notes, all of which will mature in 2016.

(2)	Short-term borrowings consist of amounts outstanding and the associated contractual interest payments under the Credit Agreement.

(3)	Includes principal and interest payments.

(4)	Capital expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.
We have estimated capital expenditures of $107.9 million in 2013 which includes approximately $24.0 million for projects under our pipeline integrity management program. We expect to fund 2013 capital expenditures with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established on July 3, 2012.
Central expects to contribute a total of $8.6 million to its Retirement and Post Retirement Medical Benefit Plans in 2013. See Note 10 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.
Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Credit Agreement or by accessing capital markets, if needed and available.
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
Dodd-Frank Act
Certain interpretive guidance has been issued by the Commodity Futures Trading Commission, or CFTC, regarding its final rule further defining the term “swap” in accordance with Section 712(b)(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. This guidance has raised concerns for the interstate pipeline industry as to the application of the CFTC's rules regarding facility usage agreements that employ “two-part” rate structures consisting of a “demand” or “reservation” charge and other usage fees and those rules' application to natural gas transportation and storage agreements and other transactions that utilize two-part rates, but that are currently regulated exclusively by the FERC. This regulation took effect October 12, 2012, although the CFTC accepted comments up to that date for further revisions and clarifications to the interpretive guidance previously issued.
Absent further guidance by the CFTC, the current rule arguably subjects all of Central's two-part rate transportation and storage service agreements, as well as all of its capacity release transactions, to CFTC jurisdiction, creating additional recordkeeping and reporting burdens.
The Interstate Natural Gas Association of America, or INGAA, has filed on behalf of its members, including Central, two pleadings with the CFTC requesting that the interpretive guidance at issue be amended or clarified to exempt two-part fee service transactions already regulated by the FERC from further CFTC regulation under the Dodd-Frank Act. On October 9, 2012, INGAA filed a “Request for Clarification and No-Action Relief Regarding Commission Interpretive Guidance on Transportation and Storage Agreements with Two-Part Fee Structure Set Forth in the Commission's Swap Definition Final Rule”. Besides requesting clarification that two-part rate interstate service agreements do not meet the definition of “swap” under the CFTC's new regulations, this filing also requests the CFTC to issue a no-action letter stating it will not take or recommend any enforcement action if INGAA's member companies, including Central, do not treat such agreements as subject to the swap definition, at least for as long as and until the CFTC issues a final clarification, revision or response to the comments concerning such rule.
Subsequently, on October 12, 2012, INGAA submitted its “Comments on Joint Final Rule and Interpretations on Further Definition of 'Swap', 'Security-Based Swap', and 'Security-Based Swap Agreement'; Mixed Swap; Security-Based Swap Agreement Recordkeeping (RIN No. 3038-AD46),” to the CFTC on behalf of its members, including Central. These comments contain supporting arguments and facts, which if accepted by the CFTC (and modification of the rules or interpretive guidance was implemented by the CFTC), would effectively exempt the transactions of concern to Central and all other INGAA members from CFTC jurisdiction and avoid any additional regulatory requirements.
In addition, on October 12, 2012, the FERC submitted similar comments to the CFTC consistent with INGAA and its members' position on the issue. On November 14, 2012, the CFTC's Office of General Counsel issued a Response to Frequently Asked Questions, or FAQ, clarifying that "Two-Part" rate structures are not "options" within the meaning of the CFTC rules, supporting the position taken by INGAA and its members. While Central cannot state with complete certainty that INGAA will be successful in its efforts to specifically modify the CFTC interpretive guidance on this issue, it believes INGAA's filings have addressed Central's concerns and along with the FAQ issued on November 4, 2012, provided sufficient protection from any risk of non-compliance with the CFTC rules, at least for the short-term.
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
Generally, construction and maintenance on Central’s pipeline occur during May through October when volume throughput is usually lower than during the winter heating season. As such, operating and maintenance expenses are typically higher in the second and third quarters and the majority of our capital expenditures are incurred during this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our Credit Agreement, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At December 31, 2012, the weighted-average interest rate of our long-term debt was 6.15%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.5 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at December 31, 2012 had a carrying value of $484.2 million. At December 31, 2012, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $203.9 million and $51.0 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $264.1 million at December 31, 2012, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions in our 6.0% Notes were not available due to recent market inactivity. At December 31, 2012, we had $40.0 million outstanding under our Credit Agreement at a weighted-average interest rate of 2.2%, which the rate is reset periodically. A 1% increase in interest rates would increase our cash payments for interest on the credit facility by approximately $0.4 million on an annualized basis.

Item 8. Financial Statements and Supplementary Data
See our accompanying consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this annual report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures – As of December 31, 2012, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Item 9B. Other Information
Effective March 22, 2013, Southern Star entered into an agreement with Bank of America, U.S. Bank, and Royal Bank of Canada, as lender and administrative agent to amend the Credit Agreement, dated as of July 3, 2012, to extend the maximum aggregate commitments under the facility to $125 million.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Management
Directors and Officers of Southern Star Central Corp.
The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 1, 2013.

Name	Age	Position
Thomas M. Gray	40	Director
John V. Veech	54	Director
John B. Watt	56	Director
Jerry L. Morris	57	President and Chief Executive Officer
Susanne W. Harris	54	Vice President, Chief Financial Officer and Treasurer
Directors and Officers of Southern Star Central Gas Pipeline, Inc.
The following is a list of Central’s directors and officers, their ages and their positions as of March 1, 2013.

Name	Age	Position
Thomas M. Gray	40	Director
John V. Veech	54	Director
John B. Watt	56	Director
Jerry L. Morris	57	President and Chief Executive Officer
Robert S. Bahnick	53	Vice President and Chief Operations Officer
Robert W. Carlton	52	Vice President and Chief Compliance Officer
David L. Finley	48	Vice President and Chief Administrative Officer
Susanne W. Harris	54	Vice President, Chief Financial Officer and Treasurer
Philip A. Rullman	54	Vice President and Chief Commercial Services Officer
Thomas M. Gray was elected to the Board on September 26, 2012. Mr. Gray has worked for the Management Group of Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, since February 2009 and is currently an Executive Director and Senior manager with that group. Before joining MSIP, Mr. Gray worked for Lehman Brothers Global Infrastructure Partners where he held positions as Senior Vice President and Principal. He also held positions in the Power and Utility Industry Group in the Investment Banking Division of Lehman Brothers where he specialized in regulated utilities, wholesale power generation and project financing. Mr. Gray serves on the board of several MSIP portfolio companies, including Chicago Parking Meters, LLC, Madrilena Red de Gas and Montreal Gateway Terminals, LP Corp. Mr. Gray holds a M.B.A. in Finance and Management and a B.S. in Finance and International Business from the Stern School of Business at New York University.
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
Jerry L. Morris became President and CEO of Southern Star and Central in August 2005. He had been President and Chief Operating Officer, or COO, of Central since February 2004. Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 34 years in the interstate natural gas pipeline industry. Mr. Morris earned his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.
Robert S. Bahnick became Vice President and Chief Operations Officer of Central in February 2011. Previously he served as Senior Vice President of Operations and Technical Services for Central since July 2003 and Vice President of Operations and Technical Services since November 2002, Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 31 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.
Robert W. Carlton became Vice President and Chief Compliance Officer of Central in February 2011. Previously he served as Central's Vice President of Human Resources and Administration since July 2003, Central’s Director of Human Resources since 1997, and prior to that time served as the Director of Human Resources for Central’s predecessors and/or affiliates since 1992, holding various positions in human resources, rates, and accounting during his 30 years in the interstate natural gas pipeline industry. Mr. Carlton earned his B.S. in Accounting from Murray State University in 1983. He is a member of the Southern Gas Association’s Executive Council and the Interstate Natural Gas Association of America’s Operations, Safety, and Environmental Committee.
David L. Finley became Vice President and Chief Administrative Officer of Central in February 2011. Previously he served as Central's Vice President of Information Technology since July 2003, Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 25 years in the interstate natural gas pipeline industry. Mr. Finley earned his B.S. in Geology from Murray State University in 1986.
Susanne W. Harris became Vice President, CFO, and Treasurer of Southern Star and Central in August 2005. She had been Vice President of Finance and Accounting for Central since July 2003, has served as Assistant Treasurer for Central since November 2002, and as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 32 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989. She is a member of accounting committees for the American Gas Association, the Southern Gas Association, and the Interstate Natural Gas Association of America.
Philip A. Rullman became Vice President and Chief Commercial Services Officer for Central in February 2011. Previously he served as Central’s Director of Commercial Services since 2008, as Manager of Customer Service and Business Development since 2005, and held various other positions at Central, and/or its predecessors in engineering, operations, storage, gas control, and human resources during his 34 years in the interstate natural gas pipeline industry. Mr. Rullman earned his B.S. in Business Management from Baker University in 1996.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended December 31, 2012 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers identified in the “Summary Compensation Table”. The Board makes all decisions for the total direct compensation of our named executive officers with the input of our CEO.
The Board of Directors will engage, from time to time, outside compensation consultants to conduct a survey of compensation for the industry. The most recent such study was commissioned in 2011, and conducted by Towers Watson, an independent compensation consultant. The Board also utilizes compensation data from annual surveys published by the Southern Gas Association, or SGA, and by the American Gas Association, or AGA in both of which Central participates. The 2011 SGA survey data is a compilation derived from information provided by 17 natural gas distribution, transmission & pipeline companies, including the following peer companies: Centerpoint Energy, CPS Energy, Oneok, Inc., Questar Corporation, Source Gas LLC, and Southern Union Company. For executive compensation, the Board also utilizes compensation data from a confidential annual survey performed by the American Gas Association, or AGA, in which Central participates. The 2011 AGA data is a compilation derived from information provided by its 64 member organizations, including the following peer pipeline companies: Centerpoint Energy, Entergy Corporation, Oneok, Inc., Questar Corporation, Southern Union Company, Nisource, Inc., and Transcanada Corporation. Additionally, management engaged Mercer, an independent compensation consultant, which utilized its own data for energy companies, data from a Towers Watson 2010 Top Management Survey, and data from the SGA and AGA surveys, to conduct its study.
While the Board will review, and take into account, the data provided in such studies, the Board does not view it as appropriate to mechanically “peg” compensation to such a study. Instead, the Board takes into account factors such as management performance relative to stated goals, the size and complexity of Southern Star relative to other companies in the industry, total number of employees in the organization, and prospects for growth and development of the business over time. The Board seeks to determine levels of compensation which are appropriate to attract and retain management level talent, and seeks to have meaningful portions of the total compensation package tied to the achievement by management of specific goals set by the Board. No studies were conducted in 2012, and no adjustments were made to the compensation of the named executive officers.
The Board believes that incentives should be competitive in the market place, and be appropriately balanced between short-term and long-term performance. The Board believes that short-term performance is addressed by the payment of annual discretionary cash bonuses, pursuant to criteria that are established at the beginning of each fiscal year. (The parameters for the 2012 “bonus pool” are set forth under “Compensation Components – Annual Bonus” below, and typically will include both “quantitative” and “qualitative” factors.) The Board is also currently considering the implementation of a long term incentive plan intended for key employees to focus on creating shareholder value over a longer term period.
Compensation Components
Our compensation program for our named executive officers, or officers, consists of three primary elements: (1) base salary; (2) a performance-based annual bonus; and (3) retirement benefits.
Base Salary: Base salaries for the officers are determined by the Board, taking into account such factors as market salaries for similar positions as compiled from regional and industry data, an officer’s scope of responsibilities, and individual performance and contributions to the Company.
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
The Board-approved targets establish pools of dollars that may be funded for Bonus Plan awards to employees each year, or the Bonus pools, based on each individual employee’s performance and achievement of goals set within each employee’s annual performance plans. Targets are the same for all employees, but different targets are given different weightings, depending on the employee's classification. Funding of the Bonus pool for officers of the Company, including the named executive officers, establishes the amount available for such officer's Bonus recognition, but does not ensure that an individual officer will receive a Bonus award. Individual awards are based on individual performance. Targets are challenging but achievable and are generally designed to reward improvement over prior year results and performance.
For 2012, the Board established the following targets for funding the Bonus pool for its officers.

•	Up to 5% of the Bonus pool was attributed to improving customer service and communications quality as measured by annual surveys. For 2012, this component was funded at 4%.

•	Up to 10% of the Bonus pool was apportioned to provide for the achievement of non-financial goals and objectives on a department or individual level. For 2012, this component was funded at 10%.

•	Up to 15% of the Bonus pool was attributed to the achievement of company safety goals, including employee training. For 2012, this component was funded at 14%.

•	Up to 21% of the Bonus pool was attributed to identifying and presenting business development growth opportunities and executing capital project plans. For 2012, this component was funded at 19%.

•
Up to 21% of the Bonus pool was attributed to the achievement of specified net income targets for Central, as defined by the Board. See table below for further explanation of this target. For 2012, this component was funded at 17%.

•
Up to 28% of the Bonus pool was attributed to the achievement of specified EBITDA targets for Central, as defined by the Board. See table below for further explanation of this target. For 2012, this component was funded at 28%.

2012 EBITDA Targets for Central

From	To	% of Funding Level
$0.0	$105.000M	—
$105.001M	$110.000M	18.67%
$110.001M	$113.000M	9.335%
Note: For purposes of this calculation, Central’s EBITDA was defined as operating income plus depreciation, adjusted for incentive plan costs and other unusual or non-recurring activities as agreed upon by the Board. If the minimum threshold target EBITDA is achieved, the Bonus pool is funded with a pro rata portion of the percentage to be funded for the level of EBITDA achieved.
2012 Net Income Targets for Central

From	To	% of Funding Level
$0.0	$35.700M	—
$35.701M	$38.700M	14%
$38.701M	$41.700M	7%
Note: For purposes of this calculation, net income for Central may be adjusted for unusual or non-recurring activities as agreed upon by the Board. If the minimum threshold target is achieved, the Bonus pool is funded with a pro rata portion of the percentage to be funded for the level of net income achieved.
After the end of each year, the Board determines the level of funding for each component. The Board may, at its discretion, fund each pool at a higher or lower level than indicated by the component calculations, based on overall Company performance or unusual events not included in the targets originally established. The Board exercised this discretion in 2012 for the officer's Bonus pool and funded an additional 9% to the pool. The additional funding was made in recognition of progress made on strategic company initiatives not included in the bonus plan measures. In total, the 2012 Bonus pool in which the named executive officers participate was funded at 101% of the maximum potential Bonus pool. In comparison, the 2011 Bonus pool was funded at 50%.
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
The 2012 Bonus pool in which the named executive officers participate was funded at 101% of the maximum allowed by the Bonus Plan, and as a group, our named executive officers received 14% of the Bonus pool paid to all employees. For

2012, each named executive officer received the following percentage of their respective bonus potential: 100% for Mr. Morris, 100% for Mr. Bahnick, 102% for Mr. Carlton, 100% for Mrs. Harris, and 107% for Mr. Rullman.
Retirement Benefits: We offer a Non-Union Retirement Plan and a 401(k) Plan, as further described below, to all of our employees who meet certain age and service requirements. Our officers may participate in these plans up to the maximum limits allowed by law.
We do not presently offer any long-term performance incentives, equity-based compensation, or supplemental retirement benefits to our officers, directors, or any other employees. Directors do not receive any compensation for their services and are not currently eligible to participate in the above-described plans. New compensation plans are under consideration by the Board, which may or may not be implemented during 2013.
Summary Compensation Table
The following table sets forth certain summary compensation information as to the CEO and CFO during the fiscal year 2012, and for the other top three most highly compensated employees including the most highly compensated executive officers of Central, our operating entity, as of December 31, 2012. The table below indicates, for each of the named executive officers’ salary, bonus and all other compensation of Southern Star and Central for the fiscal years ended December 31, 2012, 2011 and 2010:

Name and Principal Position(3)	Year	Salary $	Bonus $	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) $	All Other Compensation(2) $	Total $

Jerry L. Morris	2012	285,950	214,463	158,846	17,213	676,471
President, CEO	2011	282,762	117,954	146,546	14,700	561,962
	2010	242,528	122,253	105,974	644,700	1,115,455

Susanne W. Harris	2012	178,000	89,000	140,280	12,549	419,829
Vice President and CFO	2011	177,420	31,150	166,738	13,125	388,433
	2010	169,226	41,335	84,775	155,325	450,661

Robert W. Carlton	2012	187,000	95,000	134,985	15,302	432,287
Vice President and Chief Compliance	2011	184,606	57,400	177,221	13,649	432,876
Officer of Central	2010	154,712	72,238	73,577	155,325	455,852

Robert S. Bahnick	2012	206,000	103,000	147,366	14,585	470,951
Vice President and Chief Operations	2011	206,000	37,080	179,423	15,416	437,919
Officer of Central	2010	210,532	77,250	82,878	174,075	544,735

Philip A. Rullman	2012	187,000	100,000	168,028	14,664	469,692
Vice President and Chief Commercial	2011	183,618	57,400	157,382	13,162	411,562
Services Officer of Central	2010	141,998	47,431	76,569	11,109	277,107

(1)
See Note 10 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATION S-K Subpart 229.402(h)(2).

(2)
All Other Compensation for 2012, 2011, and 2010 includes matching contributions by Central under the Southern Star Investment Plan, Central's broad-based 401(k) plan. For 2012, it contains the amounts of $15,000 for Mr. Morris, $14,585 for Mr. Bahnick, $14,664 for Mr. Carlton, $12,549 for Mrs. Harris, and $14,664 for Mr. Rullman. For 2011, it contains the amounts of $14,700 for Mr. Morris, $14,700 for Mr. Bahnick, $13,649 for Mr. Carlton, $13,125 for Mrs. Harris, and $13,162 for Mr. Rullman. For 2010, it contains the amounts of $14,700 for Mr. Morris, $14,700 for Mr. Bahnick, $14,700 for Mr. Carlton, $14,700 for Mrs. Harris, and $11,109 for Mr. Rullman. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. All other compensation also includes amounts paid as retention bonuses under the employment agreements of the respective employees as follows for 2010, $630,000 to Mr. Morris, $159,375 to Mr. Bahnick, $140,625 to Mr. Carlton, and

$140,625 to Mrs. Harris. Each of the employment agreements expired on December 31, 2010 and, as such, no retention bonuses were paid for 2011 or 2012. Mr. Rullman was not party to an employment agreement. In addition, Mr. Morris received $724 related to a service award.

(3)	Each of these officers is compensated by Central.

Options/SAR Grants, Exercises and Year-End Value and Long-Term Incentive Plans
We do not offer stock options, share appreciation rights, restricted stock or any other stock-based awards or any long-term incentive programs to our employees.
Pension Benefits
Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003. All named executive officers are covered under the Non-Union Plan. Benefits under the Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his or her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment. The table below indicates for each of the named executive officers the number of years of service credited under the plan, the actuarial present value of the named executive officer’s accumulated benefit under the plan and the dollar amount of any payments and benefits paid to the named executive officers during 2012:

SOUTHERN STAR RETIREMENT PLAN
Name	Number of Years of Credited Service	Present Value of Accumulated Benefit*	Payments During Last Fiscal Year
Jerry L. Morris	10.167	$707,136	$—
Robert S. Bahnick	10.167	616,228	—
Robert W. Carlton	10.167	559,708	—
Susanne W. Harris	10.167	599,573	—
Philip A. Rullman	10.167	535,511	—
_________________________

*
See Note 10 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2012, except the retirement age assumption adheres to the requirements of U.S. SEC REGULATIONS-K Subpart 229.402(h)(2).

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
Potential Payments Upon Termination or Change in Control
The Company has a Severance Pay Plan for Non-Union employees that applies to all eligible non-union employees. Under such plan, an eligible employee, including each named executive officer, is entitled to receive severance payments if his or her employment is terminated due to a reduction in force or job elimination and the employee signs a release of claims. Eligibility is negated when (i) termination is for cause, (ii) resignation is voluntary, (iii) benefits are accepted under an incentive retirement plan, (iv) a comparable position is offered, (v) the employee dies before the established termination date, or (vi) the employee is receiving long-term disability benefits at the time of notification. The severance benefit is based on continuous “Years of Service”. Upon severance, the named executive would receive two weeks of pay for each full, completed “Year of Service,” with a minimum of six (6) weeks and a maximum of fifty-two (52) weeks of severance pay. Severance pay benefits would be paid in installment payments through the normal pay cycle of the Company. If each named executive officer were terminated at December 31, 2012 and qualified for payments under this plan, each named executive officer would be paid the following total severance payments under the plan: $285,950 for Mr. Morris, $178,000 for Mrs. Harris, $206,000 for Mr. Bahnick, $187,000 for Mr. Rullman, and $187,000 for Mr. Carlton.
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
Thomas M. Gray
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, as of March 26, 2013, with respect to the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
MSIP-SSCC Holdings, LLC(1)	100 shares	100%
1585 Broadway
New York, NY 10036

All named executive officers and directors as a group (nine total)	0 shares	0%
_________________________

(1)	MSIP-SSCC Holdings, LLC is indirectly owned 100% by MSIP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement was terminated on September 24, 2012 as a result of the Sale. Central paid approximately $0.7 million for service fees and expenses to EFS Services for the period January 1, 2012 through September 23, 2012 and approximately $1.0 million for the years ended December 31, 2011 and 2010, respectively.

Southern Star had an Administrative Services Agreement with EFS Services, or EFS Services Agreement, to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services. The EFS Services Agreement terminated on September 24, 2012 as a result of the Sale.
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C, an affiliate of MSIP, or MSIP Services Agreement, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. The MSIP Services Agreement was not affected by the Sale.
Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees paid or accrued for professional services rendered by Ernst & Young, LLP, or E&Y, in connection with the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011, and in connection with statutory and regulatory filings for such fiscal periods, were approximately $551,000 and $471,000, respectively.
Audit-Related Fees
The aggregate fees paid or accrued for services rendered by E&Y in connection with audit-related services, primarily for the audits of certain of Central’s benefit plans, for each of the fiscal years ended December 31, 2012 and 2011 were approximately $60,000 and $65,000, respectively.
Tax Fees
The aggregate fees paid or accrued for services rendered by E&Y in connection with tax compliance, tax advice or tax planning services for the fiscal year ended December 31, 2012 were approximately $25,000. There were no fees paid or accrued during 2011.
All Other Fees
No other services were provided by E&Y for the fiscal years ended December 31, 2012 and 2011.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the Board. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2012 were pre-approved by the Board.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedules have been omitted because of the absence of conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or Notes thereto.
3. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Document
3.1[1]	Amended and Restated Certificate of Incorporation of Southern Star Central Corp., dated August 11, 2005.
3.2[5]	Third Amended and Restated Bylaws of Southern Star Central Corp., dated February 1, 2011.
3.3[2]	Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.
3.4[5]	Third Amended and Restated Bylaws of Southern Star Central Gas Pipeline, Inc., dated February 1, 2011.
4.1[4]	Indenture, dated April 13, 2006, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A. (the “Trustee”).
4.2[6]	Form of Certificate of 6 3/4% Senior Notes due 2016.
4.3[3]	Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.
4.4[3]	Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.
4.5[3]	Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
4.6[4]	Indenture, dated April 13, 2006, between Central and The Bank of New York Trust Company, N.A.
4.7[4]	Supplemental Indenture, dated April 10, 2006, by and between Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.
4.8[8]	Indenture dated April 16, 2008, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A., as Trustee.
10.1[2]
Trans-Storage Service Agreement under Rate Schedule TSS, dated October 3, 1994 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Natural Gas Company) and Kansas Gas Service Company, a division of ONEOK, Inc. (f/k/a Western Resources, Inc.).

Exhibit Number	Description of Document
10.2[2]
Trans-Storage Service Agreement under Rate Schedule TSS, dated June 15, 2001 (as amended), by and among Southern Star Central Gas Pipeline, Inc. (f/k/a Williams Gas Pipelines Central, Inc.) and Missouri Gas Energy, a division of Southern Union Company.

10.3[2]	Tax Sharing Agreement, dated November 3, 2003 by and among Southern Star Central Corp. and Southern Star Central Gas Pipeline, Inc.
10.4[3]	Lease Agreement, dated January 1, 2004 between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
10.5[1]	Operating Company Services Agreement, dated as of August 11, 2005, among Central, Western Frontier Pipeline Company, L.L.C. and EFS Services, LLC.
10.6[1]	Administrative Services Agreement, dated as of August 11, 2005, among EFS Services, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.
10.7	Administrative Services Agreement, dated as of January 23, 2012, among MSIP Southern Star, LLC, EFS-SSCC Holdings, LLC and Southern Star Central Corp.
10.8[9]	Revolving Credit Agreement, dated as of July 3, 2012, among Southern Star Central Corp., the lenders listed therein and Royal Bank of Canada, as Administrative Agent.
10.9[9]	Pledge Agreement, dated as of July 3, 2012, among Southern Star Central Corp., Southern Star Central Gas Pipeline, Inc. and Royal Bank of Canada, as Administrative Agent.
10.10	Amendment to Revolving Credit Agreement, dated as of March 22, 2013, among Southern Star Central Corp., the lenders listed therein and Royal Bank of Canada, as Administrative Agent.
12.1	Ratio of Earnings to Fixed Charges.
21.1[2]	Subsidiaries of Southern Star Central Corp.
31.1	Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002
32.0
Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., and Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
_________________________

(1)	Incorporated by reference from Exhibits 99 to Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on August 17, 2005.

(2)	Incorporated by reference from Southern Star Central Corp.’s Registration Statement on Form S-4, as amended (Registration No. 333-135512).

(3)	Incorporated by reference from Southern Star Central Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 18, 2004.

(4)	Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 18, 2006.

(5)	Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on February 4, 2011.

(6)	Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on November 20, 2006.

(7)	Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on March 23, 2007.

(8)	Incorporated by reference from Southern Star Central Corp.’s Report on Form 8-K filed with the SEC on April 21, 2008.

(9)	Incorporated by reference from Southern Star Central Corp.'s Report on Form 8-K filed with the SEC on July 6, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

March 26, 2013	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 26, 2013	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ THOMAS M. GRAY	Director	March 26, 2013
Thomas M. Gray

By:	/s/ JOHN V. VEECH	Director	March 26, 2013
John V. Veech

By:	/s/ JOHN B. WATT	Director	March 26, 2013
John B. Watt

No annual report or proxy material has been sent to security holders.

Item 16. Consolidated Financial Statements and Supplementary Data
Schedules have been omitted because of the absence of the conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Southern Star Central Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and Subsidiaries as of December 31, 2012 (Successor) and 2011 (Predecessor), and the related consolidated statements of net income, stockholder's equity, and cash flows for the period from September 24, 2012 through December 31, 2012 (Successor), the period January 1, 2012 through September 23, 2012 (Predecessor), and the years ended December 31, 2011 and 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2012 (Successor) and 2011 (Predecessor), and the consolidated results of their operations and their cash flows for the period from September 24, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through September 23, 2012 (Predecessor) and each of the years ended December 31, 2011 and 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 26, 2013
Louisville, Kentucky

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$37,467	$23,501
Receivables:
Trade	19,651	19,136
Income taxes	1,068	1,379
Transportation, exchange and fuel gas	8,075	10,844
Other	5,165	7,859
Inventories	10,350	7,194
Deferred income taxes	1,536	1,241
Costs recoverable from customers	3,990	2,771
Prepaid expenses	4,874	4,822
Other	489	390
Total current assets	92,665	79,137

Property, Plant and Equipment, at cost:
Natural gas transmission plant	652,780	733,833
Other natural gas plant	36,403	26,495
	689,183	760,328
Less – Accumulated depreciation and amortization	(7,208)	(114,981)
Property, plant and equipment, net	681,975	645,347

Other Assets:
Goodwill	470,962	311,766
Costs recoverable from customers	85,267	77,029
Prepaid expenses	—	2
Other deferred and noncurrent assets	3,993	6,190
Total other assets	560,222	394,987
Total Assets	$1,334,862	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$8,712	$8,250
Transportation, exchange and fuel gas	11,315	12,865
Income taxes	380	247
Revolver	40,000	—
Other	6,481	5,599
Accrued taxes, other than income taxes	7,090	6,939
Accrued interest	6,908	6,914
Accrued payroll and employee benefits	9,842	8,319
Costs refundable to customers	3	3
Capitalized lease obligation due in one year	265	250
Other accrued liabilities	3,907	3,263
Total current liabilities	94,903	52,649

Long-Term Debt:
Capitalized lease obligation	4,230	4,495
Other long-term debt	484,178	477,341
Total long-term debt	488,408	481,836

Other Liabilities and Deferred Credits:
Deferred income taxes	86,905	83,069
Postretirement benefits other than pensions	38,932	32,982
Asset retirement obligations	1,798	1,738
Costs refundable to customers	177	168
Environmental remediation	450	827
Accrued pension	39,760	36,015
Other	302	253
Total other liabilities and deferred credits	168,324	155,052

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at December 31, 2012 and December 31, 2011	—	—
Premium on capital stock and other paid-in capital	574,571	423,869
Retained earnings	8,656	6,065
Total stockholder’s equity	583,227	429,934
Total Liabilities and Stockholder’s Equity	$1,334,862	$1,119,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$50,975	$134,867	$185,085	$187,398
Storage	9,674	22,357	28,290	26,096
Other revenue	189	512	718	648
Total operating revenues	60,838	157,736	214,093	214,142

Operating Costs and Expenses:
Operations and maintenance	13,624	36,372	51,463	49,253
Administrative and general	10,589	28,624	37,486	37,770
Depreciation and amortization	9,404	25,114	33,150	31,057
Taxes, other than income taxes	4,597	12,708	16,884	16,153
Total operating costs and expenses	38,214	102,818	138,983	134,233
Operating Income	22,624	54,918	75,110	79,909

Other (Income) Deductions:
Interest expense	8,074	23,735	32,367	32,297
Interest income	(12)	(37)	(96)	(211)
Miscellaneous other income, net	(200)	(637)	(6,873)	(768)
Total other deductions	7,862	23,061	25,398	31,318
Income Before Income Taxes	14,762	31,857	49,712	48,591
Provision for Income Taxes	5,820	12,511	19,495	18,526
Net Income	$8,942	$19,346	$30,217	$30,065

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,942	$19,346	$30,217	$30,065
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	9,404	25,114	33,150	31,057
Deferred income taxes	(3,154)	10,359	10,973	10,364
Gain on sale of assets	—	—	(6,089)	—
Amortization of debt (premium)/discount and expense	(174)	1,304	1,678	1,681
Receivables	(6,811)	9,307	(1,556)	(592)
Inventories	(942)	(2,214)	(467)	183
Other current assets	(3,351)	3,200	(447)	1,102
Payables and accrued liabilities	9,617	(5,815)	915	(1,592)
Other, including changes in noncurrent assets and liabilities	1,495	(606)	(1,582)	889
Net cash provided by operating activities	15,026	59,995	66,792	73,157
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(33,832)	(37,312)	(38,710)	(59,957)
Proceeds from sales and salvage values, net of costs of removal	(433)	246	5,331	(752)
Net cash used in investing activities	(34,265)	(37,066)	(33,379)	(60,709)
FINANCING ACTIVITIES:
Common dividends/return of capital	(14,530)	(13,712)	(32,833)	(27,245)
Revolver	40,000	—	—	—
Debt issuance costs	(15)	(1,217)	(44)	(47)
Capital lease payments	—	(250)	(235)	(745)
Net cash provided by (used in) financing activities	25,455	(15,179)	(33,112)	(28,037)

Net change in cash and cash equivalents	6,216	7,750	301	(15,589)

Cash and cash equivalents at beginning of period	31,251	23,501	23,200	38,789

Cash and cash equivalents at end of period	$37,467	$31,251	$23,501	$23,200

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$6,816	$23,870	$30,697	$30,636
Income tax, net	7,007	3,675	7,711	8,725

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	(In Thousands)
Predecessor:
Balance, January 1, 2010	$423,869	$5,861	$429,730
Add (deduct):
Net income	—	30,065	30,065
Common dividends	—	(27,245)	(27,245)
Balance, December 31, 2010	423,869	8,681	432,550

Add (deduct):
Net income	—	30,217	30,217
Common dividends	—	(32,833)	(32,833)
Balance, December 31, 2011	423,869	6,065	429,934

Add (deduct):
Net income	—	19,346	19,346
Common dividends	—	(18,807)	(18,807)
Balance, September 23, 2012	423,869	6,604	430,473

Successor:
Opening equity	583,720	—	583,720
Add (deduct):
Net income	—	8,942	8,942
Common dividends/return of capital	(9,149)	(286)	(9,435)
Balance, December 31, 2012	$574,571	$8,656	$583,227

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
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in Southern Star through the sale of its interests in EFS, or the Sale. The Sale was consummated on September 24, 2012, constituting a change in control and resulting in a new basis of accounting for Southern Star. In connection with the Sale, EFS changed its name to MSIP-SSCC Holdings, LLC, or Holdings. See Note 3 for further information regarding the Sale.
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
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2012, Central had transportation customer contracts with approximately 141 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 523 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to the assets and liabilities of the Company. The Company's financial statements related to periods prior to the Sale reflect the historical accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, the Company's Consolidated Statements of Net Income and Cash Flows for the period ending September 23, 2012 and the years ended December 31, 2011 and 2010 and the Consolidated Balance Sheet as of December 31, 2011 each reflect the operations and financial position of the Predecessor. The Company's Consolidated Statements of Net Income and Cash Flows for the period September 24, 2012 through December 31, 2012 and the Consolidated Balance Sheet as of December 31, 2012 each reflect the operations and financial position of the Successor.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and SEC regulations.
3. Acquisition
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in the Company through the sale of its interests in EFS. The Sale, which constituted a change in control, was consummated on September 24, 2012. The push-down basis of accounting was used to record the fair value adjustments for assets and liabilities of Southern Star at the acquisition date. The total consideration included the estimated fair value of MSIP's original 40% economic interest and the fair value of cash and equity consideration exchanged in the Sale.

As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, many of Central’s historical assets and liabilities approximate their respective estimated fair values at the date of the change in control. The following summarizes the allocation of the total consideration to the assets acquired and the liabilities assumed of the Company at the date of the change in control (expressed in thousands):

Cash and cash equivalents	$31,251
Receivables	25,782
Inventories	9,408
Other current assets	4,505
Regulatory assets - current	750
Property, plant and equipment	657,060
Regulatory assets - noncurrent	78,990
Other assets	4,432
Regulatory liabilities - current	(2,311)
Capitalized lease obligation due in one year	(265)
Current liabilities - other	(43,213)
Long-term debt	(484,494)
Capitalized lease obligation	(4,230)
Regulatory liabilities - noncurrent	(145)
Deferred tax liability	(91,016)
Other long-term liabilities	(73,746)
Goodwill	470,962
Fair values of assets and liabilities	$583,720
Based on the allocation of the total consideration, the Company recorded approximately $471.0 million of Goodwill in the Successor Consolidated Balance Sheet. At September 24, 2012, the fair value of Southern Star’s 6.75% Notes was approximately $254.8 million. Central's debt was not adjusted as a result of the Sale since Central is a rate regulated entity as discussed above. The fair value of each of the Notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates. The fair value measurement of these Notes is classified as Level 2.
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

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets as Costs recoverable from customers or Costs refundable to customers at December 31, 2012 and 2011 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	Successor	Predecessor
	2012	2011
Current Assets:
Environmental costs	$750	$750
Fuel costs	3,240	2,021
Total Current Assets	3,990	2,771
Noncurrent Assets:
Environmental costs	450	827
Income taxes on AFUDC equity	5,166	4,967
Gas imbalance cash cost recoverable	69	43
Postretirement benefits other than pensions	38,282	32,478
Pensions	40,680	37,874
Asset retirement obligations	620	827
Long-term disability	—	13
Total Noncurrent Assets	85,267	77,029
Total Assets	89,257	79,800

Current Liabilities:
Costs refundable to customers	3	3
Total Current Liabilities	3	3
Noncurrent Liabilities:
Gas imbalance cash cost refundable	177	168
Total Noncurrent Liabilities	177	168
Total Liabilities	180	171
Net Regulatory Assets	$89,077	$79,629
These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided primarily on the straight-line, composite and group methods over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives generally averaging 20 to 25 years for property in service prior to the Sale. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation was $9.4 million, $25.1 million, $33.2 million and $31.1 million for the period September 24 through December 31, 2012, the period January 1 through September 23, 2012 and the years ended December 31, 2011 and 2010, respectively.

Goodwill
In connection with the Sale, Southern Star recorded goodwill representing the excess of the total purchase consideration over the estimated fair value of the assets acquired and liabilities assumed. Goodwill is tested annually for impairment on October 1, or more frequently if management determines that a triggering event may have occurred that would more likely than not reduce the estimated fair value of the Company below its carrying value. Goodwill impairment charges are not subject to rate recovery.
Goodwill is attributable to the Company's regulated utilities, Central, as it is the Company's only operating subsidiary and constitutes substantially all of the Company's assets. As a result of the Sale, the carrying value of the Company's goodwill as of September 23, 2012 was eliminated and new goodwill was recorded on September 24, 2012. The following table sets forth the carrying amount of goodwill as of and for the years ended December 31, 2012 and 2011 (expressed in thousands):

	Cost	Accumulated Impairment	Net
Balance at December 31, 2011 and September 23, 2012, Predecessor	$311,766	$—	$311,766

Dispositions (a)	(311,766)	—	(311,766)
Purchase accounting adjustments (b)(c)	470,962	—	470,962
Balance at December 31, 2012, Successor	$470,962	$—	$470,962

(a)	Predecessor goodwill as of September 23, 2012 was eliminated in purchase accounting at September 24, 2012.

(b)
Recognized as a result of the Sale. Represents the purchase accounting allocation process established as of September 24, 2012 in conjunction with the Sale. See Note 3 for further information regarding the Sale.

(c)	No portion of the recorded adjustment amount is tax deductible. Accordingly, no deferred income taxes have been provided.
.
Provision for Uncollectible Accounts
The Company’s trade receivables are primarily due from local natural gas and electric distribution companies whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollectible, it will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the accompanying Consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.1 million as of December 31, 2012 and 2011.
Income Taxes
Southern Star and Central record deferred taxes under the liability method. Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Net Income. Any penalties are recognized as part of Miscellaneous expense on the accompanying Statements of Net Income. As of December 31, 2012 and 2011, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.
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
Dividends and Returns of Capital
Dividends declared in excess of the prior quarter's Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest
The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the period September 24, 2012 through December 31, 2012 were $0.1 million and $0.2 million, respectively; for the period January 1, 2012 through September 23, 2012 were $0.2 million and $0.5 million, respectively; for the year ended December 31, 2011 were $0.3 million and $0.8 million, respectively; and for the year ended December 31, 2010 were $0.4 million and $1.0 million, respectively.
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
Inventory Valuation
Inventory consists primarily of materials and supplies and is accounted for using historical cost. Upon removal from inventory for use, the average cost method is used.

Cash Equivalents

The Company includes in cash equivalents any short-term highly-liquid investments that have an original maturity of three months or less when acquired.
Cash Flows from Operating Activities
The Company uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile net cash flows provided by operating activities.
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at December 31, 2012 was $0.6 million and $1.8 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2011 was $0.8 million and $1.7 million, respectively.
Long-Lived Assets
Consistent with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of the ASC, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and reduce the carrying amount to fair market value to the extent necessary. During the period September 24 through December 31, 2012, the period January 1 through September 23, 2012, and the years ended December 31, 2011 and 2010, the company did not identify an impairment of its long-lived assets.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the relative short maturity of those instruments. At December 31, 2012, the fair value of the Company’s 6.75% Notes and Central’s 6.0% Notes was approximately $264.1 million and $254.8 million, respectively. The estimated fair value of each of the notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates. The fair value measurement of these notes is classified as Level 2.
Recent Accounting Standards
In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The ASU adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must perform the annual quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not believe the provisions of this ASU will have a material effect on the Company.
5. Financing
At December 31, 2012 and 2011, long-term debt consisted of the following (expressed in thousands):

	Successor	Predecessor
	December 31, 2012	December 31, 2011
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,495	4,745
Unamortized debt premium	4,439	—
Unamortized debt discount	(261)	(2,659)
Total debt	488,673	482,086
Less current capitalized lease obligation	265	250
Total long-term debt	$488,408	$481,836
6.75% Registered Notes
At December 31, 2012 and 2011, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheet as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Notes
At December 31, 2012 and 2011, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheet as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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
The Credit Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At December 31, 2012, we had $40.0 million outstanding under our revolving credit facility with a stated interest rate of 2.2%. There were no outstanding letters of credit issued under the Credit Agreement as of December 31, 2012.
Effective March 22, 2013, the Credit Agreement was amended to extend the maximum aggregate commitments under the facility to $125 million.
Central’s 6.0% Notes
At December 31, 2012 and 2011, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A. as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $7.1 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets. Less than $0.1 million of amortization relating to the capital lease has been included in Accumulated depreciation and amortization in the accompanying Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central has the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
The following table summarizes the Company's future capital lease obligations due by period (expressed in thousands):

Year ending December 31:
2013	$527
2014	528
2015	538
2016	541
2017	548
Thereafter	3,661
Total minimum lease payments	6,343
Less amount representing interest	1,848
Present value of minimum lease payments	4,495
Current portion of capital lease obligations	265
Capital lease obligations	$4,230

Other
As of December 31, 2012, the Company was in compliance with the covenants of all outstanding debt instruments. The Company's 6.75% Registered Notes, 6.75% Unregistered Notes and 6.0% Notes mature within the next five fiscal years, with their aggregate principal amounts of $480.0 million due in 2016.
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
Environmental and Safety Matters
Environmental
Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or the EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.2 million at December 31, 2012 and $1.6 million at December 31, 2011 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.
Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing operations. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” that imposes requirements for some of Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2013. There are also other various proposed rules and potential federal legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of these proposed rules and will determine any impact once the regulations have been promulgated.
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
Legal Issues
Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 99 C 30, District Court, Stevens County, Kansas, or Price Litigation I
In this putative class action filed May 28, 1999, the named plaintiffs, or Plaintiffs, have sued over 50 defendants, including Central. Asserting theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment, their Fourth Amended Class Action Petition alleges that the defendants have under measured the volume of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On August 22, 2003, an answer to that pleading was filed on behalf of Central. Despite a denial by the Court on April 10, 2003 of their original motion for class certification, the Plaintiffs continued to seek the certification of a class. The Plaintiffs’ motion seeking class certification for a second time was fully briefed and the Court heard oral argument on the motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they have initiated certain discovery to which Central and other defendants have objected. In late June of 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether or not Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January of 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.
Will Price, et al. v. El Paso Natural Gas Co., et al., Case No. 03 C 23, District Court, Stevens County, Kansas, or Price Litigation II
In this putative class action filed May 12, 2003, the named Plaintiffs from Case No. 99 C 30 (discussed above) have sued the same defendants, including Central. Asserting substantially identical legal and/or equitable theories, as in Price Litigation I, this petition alleges that the defendants have under measured the British thermal units, or Btu, content of, and therefore have underpaid for, the natural gas they have obtained from or measured for Plaintiffs. Plaintiffs seek unspecified actual damages, attorney fees, pre- and post-judgment interest, and reserved the right to plead for punitive damages. On November 10, 2003, an answer to that pleading was filed on behalf of Central. The Plaintiffs’ motion seeking class certification, along with Plaintiffs’ second class certification motion in Price Litigation I, was fully briefed and the Court heard oral argument on this motion on April 1, 2005. On September 18, 2009, the Court denied the Plaintiffs’ motion for class certification. The Plaintiffs filed a motion to reconsider that ruling on October 2, 2009. The defendants, including Central, filed a response in opposition to the Plaintiffs’ motion for reconsideration on January 18, 2010. The Plaintiffs filed a reply and oral argument, which was presented before a different judge, was heard on February 10, 2010. By order dated March 31, 2010, the Court denied the Plaintiffs’ October 2, 2009 motion to reconsider the earlier denial of class certification. The Plaintiffs did not file for interlocutory review of the March 31, 2010 order, but through their counsel they have initiated certain discovery to which Central and other defendants have objected. In late June of 2011, certain defendants other than Central filed motions for summary judgment seeking, among other things, a ruling on the legal issue of whether or not Plaintiffs' civil conspiracy claim could be based upon their underlying unjust enrichment claim. In January of 2012, the Court issued an order concluding that under Kansas law a conspiracy claim could be so based. These Defendants petitioned for interlocutory review of that ruling, but the Court of Appeals of Kansas denied their request on February 23, 2012. It is unknown whether Plaintiffs will follow through on discovery and/or otherwise proceed with the litigation on a non-class basis. Central cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.
Summary of Commitments and Contingencies
In connection with the purchase of Central by Southern Star from The Williams Companies, Inc., or Williams, in 2002, a Litigation Cooperation Agreement was executed pursuant to which Williams agreed to cooperate in and assist with the defense of Central with respect to the Price Litigation. Pursuant to that agreement, Williams agreed to provide information and data to Central, make witnesses available as necessary, assist Central in becoming a party to certain Joint Defense Agreements, and to cooperate in general with Central in the preparation of its defense.
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
7. Income Taxes
A summary of the provision for income taxes is as follows (expressed in thousands):

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Current provision:
Federal	$7,585	$1,657	$7,024	$7,042
State	1,389	495	1,498	1,120
	8,974	2,152	8,522	8,162
Deferred provision:
Federal	(2,710)	8,779	9,266	9,198
State	(444)	1,580	1,707	1,166
	(3,154)	10,359	10,973	10,364
Income tax provision	$5,820	$12,511	$19,495	$18,526
Reconciliation of the normal statutory federal income tax rate to the Company’s effective income tax provision is as follows:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	4.2%	4.2%	4.2%	3.1%
Permanent items:
Other, net	0.2%	0.1%	—%	—%
Income tax provision	39.4%	39.3%	39.2%	38.1%
The state income taxes, net of federal tax benefits for 2010 is lower than 2012 and 2011 due to a reduction in the composite state income tax rate recorded in 2010 to reflect a decrease in various states’ income tax rates.

Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (expressed in thousands):

	Successor	Predecessor
	2012	2011
Deferred tax assets:
Accrued employee benefits	$33,936	$29,147
Intangibles	1,504	1,815
Accrued environmental costs	468	614
Debt Costs	3,550	161
Other	932	980
Total deferred tax assets	40,390	32,717
Deferred tax liabilities:
Property, plant and equipment	91,604	83,581
Regulatory assets	32,300	29,190
Other	1,855	1,774
Total deferred tax liabilities	125,759	114,545
Net deferred tax liabilities	$(85,369)	$(81,828)
Classification:
Net current assets	$1,536	$1,241
Net long-term liabilities	(86,905)	(83,069)
Net deferred tax liabilities	$(85,369)	$(81,828)
The Accounting for Uncertainty in Income Taxes Topic of the ASC establishes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Income Taxes. Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company also records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Net Income. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Net Income. As of December 31, 2012 and 2011, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.
As of December 31, 2012, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward. Commencing in September 2010, Central was audited by the Kansas State Department of Revenue covering Kansas state taxes for the period January 1, 2008 through September 30, 2010. In July 2011, Central settled the Kansas audit resulting in a payment of less than $0.1 million for additional sales/use tax and interest.
No portion of the Goodwill recorded as a result of the Sale is tax deductible.
8. Dividends and Related Restrictions
Certain of the Company’s debt instruments contain restrictions on declaration and payments of dividends or distributions to equity holders, subject to a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the related debt agreements.
9. Financial Instruments
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
The carrying amounts of the Company's long-term debt on the Balance Sheets and their estimated fair values are set forth below. These estimated fair market values of the Company’s 6.75% Registered Notes and the 6.75% Unregistered Notes were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The estimated fair value of the Company's 6.0% Notes was calculated by discounting the Notes’ cash flows by the current yield of notes with similar characteristics, as recent transactions of its 6.0% Notes were not available due to recent market inactivity. These instruments are classified as Level 2.

	Successor		Predecessor
	December 31, 2012		December 31, 2011
	(In Thousands)		(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,739	$264,145	$229,662	$255,751
6.75% Registered Senior Notes due 2016	203,551	203,856	199,750	203,768
6.75% Unregistered Senior Notes due 2016	50,888	50,964	47,928	47,677
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
10. Employee Benefit Plans
The Compensation - Retirement Benefits Topic 715 of the ASC, or ASC 715, requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset in their balance sheets and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As it is appropriate for the Company to apply the accounting prescribed by the Regulated Operations Topic 980 of the ASC, the Company does not recognize changes in the funded status in comprehensive income but recognizes them as changes to the related regulatory asset or liability, pending future recovery or refund through its rates.

Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending December 31, 2013. In addition, no plan assets are expected to be returned to the Company during the 12 months ending December 31, 2013.

The terms of the RP08-350 rate settlement allow Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. In comparison, Central’s previous rate settlement had allowed recoveries of $7.5 million annually. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. As of December 31, 2012, Central’s funding was $0.9 million in excess of its recoveries.
Union Retirement Plan
Central maintains a separate non-contributory defined benefit pension plan, which covers union employees, or Union Plan. The Union Plan covers 31% of the 435 total current employees of Central.
The following table depicts the annual changes in benefit obligation and plan assets for pension benefits for the Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011 (expressed in thousands):

	Successor	Predecessor
	2012	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$28,833	$31,506	$28,315
Service cost	492	1,251	1,422
Interest cost	244	725	1,214
Actuarial (gain) loss	(169)	2,875	4,756
Benefits and expenses paid	(226)	(504)	(748)
Settlements	(1,239)	(6,944)	(3,132)
Transfers to non-union plan	—	(76)	(321)
Benefit obligation at end of year	27,935	28,833	31,506
Change in plan assets:
Fair value of plan assets at beginning of year	13,902	16,837	15,067
Actual return on plan assets	174	1,710	86
Employer contributions	515	2,825	5,691
Benefits and expenses paid	(226)	(504)	(748)
Settlements	(1,239)	(6,944)	(3,132)
Transfers to non-union plan	—	(22)	(127)
Fair value of plan assets at end of year	13,126	13,902	16,837
Funded status/Accrued benefit cost	$(14,809)	$(14,931)	$(14,669)
The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $23.2 million and $27.1 million at December 31, 2012 and 2011, respectively.
Lump sum distributions of $1.2 million, $7.0 million and $3.1 million were paid to plan participants for the period September 24 through December 31, 2012, the period January 1 through September 23, 2012 and for the year ended December 31, 2011, respectively. The Union Plan’s distributions in 2012 and 2011 exceeded each year’s respective service and interest cost, triggering settlement accounting under Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC. The effects of the 2012 settlements were calculated as of March 31, 2012, September 23, 2012 and as of December 31, 2012 and the effects of the 2011 settlements were calculated as of April 30, 2011 and as of December 31, 2011.
Central’s net periodic pension expense attributable to the Union Plan consists of the following (expressed in thousands):

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Components of net periodic pension expense:
Service cost	$492	$1,251	$1,422	$1,325
Interest cost	244	725	1,214	1,391
Expected return on plan assets	(332)	(970)	(1,517)	(1,334)
Recognized actuarial loss	—	342	202	122
Employee transfers	—	(32)	(121)	24
Settlement recognition	(1)	2,467	778	1,209
Regulatory recovery of costs	595	(1,076)	2,772	2,172
Net periodic pension expense	$998	$2,707	$4,750	$4,909

No amortization of net losses is expected to be reflected in expense in 2013.
The following are the weighted-average assumptions used to determine the benefit obligation for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Discount rate	3.33%	3.22%	3.73%	5.16%
Rate of compensation increase	3.60%	3.60%	3.60%	3.60%
The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012 *	For the Period April 1 through September 23, 2012 *	For the Period January 1 through March 31, 2012	For the Period May 1 through December 31, 2011 *	For the Period January 1 through April 30, 2011	For the Period May 1 through December 31, 2010 *	For the Period January 1 through April 30, 2010
Discount rate	3.22%	3.88%	3.73%	4.61%	5.16%	5.52%	5.48%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.60%	3.60%	3.60%	3.75%	3.60%	3.75%	3.75%

*
Changes in 2012, 2011 and 2010 weighted-average assumptions related to settlement accounting under the Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC.

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
The following are the fair values of the Union Plan’s assets for the period indicated (in thousands):

	Successor			Predecessor
	As of December 31, 2012			As of December 31, 2011
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)
Cash & Cash Equivalents	$754	$—	$754	$1,169	$—	$1,169
Equity and Exchange Traded Funds:
Emerging Markets	253	253	—	312	312	—
International Large Cap Core	309	309	—	522	522	—
International Large Cap Growth	206	206	—	207	207	—
International Large Cap Value	—	—	—	306	306	—
Large Cap Core	1,157	1,157	—	1,330	1,330	—
Large Cap Growth	1,564	1,564	—	1,907	1,907	—
Large Cap Value	2,720	2,720	—	2,651	2,651	—
Mid Cap Growth	927	927	—	1,167	1,167	—
Mid Cap Value	849	849	—	1,096	1,096	—
Small Cap Core	197	197	—	697	697	—
Small Cap Growth	473	473	—	493	493	—
Fixed Income:
Government Agency Obligations	444	—	444	302	—	302
Government Treasury Obligations	919	919	—	2,034	2,034	—
Municipal Obligations	228	—	228	218	—	218
Corporate Obligations	2,104	—	2,104	2,391	—	2,391
Other:
Accrued Income	22	4	18	35	12	23
Total	$13,126	$9,578	$3,548	$16,837	$12,734	$4,103

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
A formal semi-annual review of these investment objectives is performed by the Investment Committee. These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee. The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Union Plan’s characteristics.
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
In 2013, the Company expects to contribute to the Union Plan an amount, when combined with the funding to the Non-Union Retirement Plan and the Postretirement Benefits Other Than Pension Plan, that is equivalent to the $8.6 million required by the Company's RP08-350 rate settlement.
The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2013	$2,128
2014	2,364
2015	2,636
2016	2,530
2017	2,831
Years 2018 through 2022	10,959
Non-Union Retirement Plan
The following table depicts the annual changes in benefit obligations and plan assets for pension benefits for the Non-Union Plan for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011 (expressed in thousands):

	Successor	Predecessor
	2012	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$47,127	$38,724	$29,697
Service cost	1,326	3,091	3,709
Interest cost	423	1,089	1,478
Actuarial loss	349	5,066	6,742
Benefits and expenses paid	(561)	(919)	(3,223)
Transfers from union plan	—	76	321
Benefit obligation at end of year	48,664	47,127	38,724

Change in plan assets:
Fair value of plan assets at beginning of year	23,084	17,377	14,999
Actual return on plan assets	304	2,268	(194)
Employer contributions	885	4,336	5,668
Benefits and expenses paid	(561)	(919)	(3,223)
Transfers from union plan	—	22	127
Fair value of plan assets at end of year	23,712	23,084	17,377
Funded status/Accrued benefit cost	$(24,952)	$(24,043)	$(21,347)
The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related change in the liability recognized was offset with a change in a corresponding regulatory asset. Accrued benefit costs reported above are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for this defined benefit pension plan was $39.2 million and $31.9 million at December 31, 2012 and 2011, respectively.
Central’s net periodic pension expense attributable to the Non-Union Plan consists of the following (expressed in thousands):

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Components of net periodic pension expense:
Service cost	1,326	3,091	3,709	3,461
Interest cost	423	1,089	1,478	1,398
Expected return on plan assets	(550)	(1,301)	(1,545)	(1,240)
Recognized actuarial loss	—	835	512	386
Employee transfers	—	32	121	(24)
Regulatory recovery of costs	363	487	475	(301)
Net periodic pension expense	1,562	4,233	4,750	3,680
No amortization of net losses is expected to be reflected in expense in 2013. The following are the weighted-average assumptions used to determine benefit obligation for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Discount rate	3.50%	3.42%	3.99%	5.26%
Rate of compensation increase	3.80%	3.60%	3.60%	3.60%
The following are the weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Discount Rate	3.42%	3.99%	5.26%	5.79%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.60%	3.60%	3.60%	3.75%
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
The following are the fair values of the Non-Union Plan’s assets for the period indicated (expressed in thousands):

	Successor			Predecessor
	As of December 31, 2012			As of December 31, 2011
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)
Cash & Cash Equivalents	$1,436	$—	$1,436	$832	$—	$832
Equity and Exchange Traded Funds:
Emerging Markets	454	454	—	313	313	—
International Large Cap Core	521	521	—	524	524	—
International Large Cap Growth	368	368	—	208	208	—
International Large Cap Value	—	—	—	307	307	—
Large Cap Core	2,077	2,077	—	1,335	1,335	—
Large Cap Growth	2,801	2,801	—	1,916	1,916	—
Large Cap Value	4,875	4,875	—	2,662	2,662	—
Mid Cap Growth	1,663	1,663	—	1,172	1,172	—
Mid Cap Value	1,517	1,517	—	1,100	1,100	—
Small Cap Core	354	354	—	699	699	—
Small Cap Growth	849	849	—	495	495	—
Fixed Income:
Global Income	1,244	1,244	—	1,019	1,019	—
Intermediate Investment Grade Debt	1,380	1,380	—	793	793	—
Short - Intermediate Investment Grade Debt	704	704	—	580	580	—
Short Investment Grade Debt	1,734	1,734	—	1,945	1,945	—
Total Return	1,735	1,735	—	1,477	1,478	—
Total	$23,712	$22,276	$1,436	$17,377	$16,546	$832

(1)	Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value.

(2)	There were no significant transfers between Level 1 and Level 2 during the year.
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
A formal semi-annual review of these investment objectives is performed by the Investment Committee. These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee. The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Non-Union Plan’s characteristics.
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
In 2013, the Company expects to contribute to the Non-Union Plan an amount, when combined with the funding to the Union Retirement Plan and the Postretirement Benefits Other Than Pension Plan, that is equivalent to the $8.6 million required by the Company's RP08-350 rate settlement.
The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

2013	$2,984
2014	3,509
2015	4,121
2016	4,334
2017	4,848
Years 2018 through 2022	25,811
Postretirement Benefits Other than Pensions
Central's Retiree Medical Coverage Plan, or Retiree Medical Plan, provides medical and life insurance postretirement benefits to certain employees who retire under Central's retirement plans. The Retiree Medical Plan is contributory for medical and, for some retired employees, contributory for life insurance benefits in excess of specified limits. Eligible employees under these plans are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.
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
The following table sets forth Central’s Retiree Medical Plan’s obligations and funded status for the periods indicated reconciled with the accrued postretirement benefit cost included on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011 (expressed in thousands):

	Successor	Predecessor
	2012	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$66,205	$60,021	$49,833
Service cost	176	424	555
Interest cost	639	1,817	2,613
Actuarial loss	1,463	4,859	8,740
Medicare Part D subsidy recognition	—	146	169
Benefits and expenses paid	(1,377)	(1,062)	(1,889)
Benefit obligation at end of year	67,106	66,205	60,021

Change in plan assets:
Fair value of plan assets at beginning of year	29,205	27,039	28,899
Actual return on plan assets	346	3,228	29
Benefits and expenses paid	(1,377)	(1,062)	(1,889)
Fair value of plan assets at end of year	28,174	29,205	27,039
Funded status/Accrued benefit cost	$(38,932)	$(37,000)	$(32,982)
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
The following table sets forth the components of net periodic postretirement benefit costs, for the periods indicated (expressed in thousands):

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Components of net periodic benefit expense:
Service cost	$176	$424	$555	$522
Interest cost	639	1,817	2,613	2,589
Expected return on plan assets	(631)	(1,596)	(2,330)	(2,136)
Recognized actuarial loss	—	2,468	1,758	1,580
Regulatory accrual of costs	(184)	(3,113)	(2,596)	(1,644)
Net periodic benefit expense	$—	$—	$0	$911
No amortization of net losses is expected to be reflected in expense in 2013.
The following are the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Discount rate	3.78%	3.69%	4.23%	5.34%
Healthcare cost trend rate assumed for next year	8.50%	7.95%	8.50%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.95%	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend	2020	2020	2018	2015
The following table summarizes the various assumptions used to determine the net periodic benefit cost for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Discount rate	3.69%	4.23%	5.34%	5.83%
Expected return on plan assets (non-union)	6.67%	6.67%	6.67%	6.67%
Expected return on plan assets (union)	8.5%	8.5%	8.5%	8.5%
Assumed health care cost trend rates for the periods indicated:

	Successor	Predecessor
	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Healthcare cost trend rate assumed for next year	7.95%	7.95%	8.50%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%	4.75%	4.85%
Year that the rate reaches the ultimate trend	2020	2018	2017	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$477	$(382)
Effect on accumulated postretirement benefit obligation	$10,316	$(8,362)
The Retiree Medical Plan sponsor, Central, employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and the long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.
The following are the fair values of the Retiree Medical Plan’s assets for the period indicated (expressed in thousands):

	Successor			Predecessor
	As of December 31, 2012			As of December 31, 2011
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)
Cash & Cash Equivalents	$1,663	$—	$1,663	$1,491	$—	$1,491
Equity and Exchange Traded Funds:
Emerging Markets	539	539	—	477	477	—
International Large Cap Core	617	617	—	801	801	—
International Large Cap Growth	432	432	—	329	329	—
International Large Cap Value	—	—	—	468	468	—
Large Cap Core	2,509	2,509	—	2,088	2,088	—
Large Cap Growth	3,375	3,375	—	2,972	2,972	—
Large Cap Value	5,821	5,821	—	4,103	4,103	—
Mid Cap Growth	2,006	2,006	—	1,830	1,830	—
Mid Cap Value	1,834	1,834	—	1,711	1,711	—
Small Cap Core	426	426	—	1,092	1,092	—
Small Cap Growth	1,035	1,035	—	790	790	—
Fixed Income:
Government Agency Obligations	1,536	2,703	1,536	1,286	—	1,286
Government Treasury Obligations	2,703	—	—	3,113	3,113	—
Municipal Obligations	47	—	47	55	—	55
Corporate Obligations	3,598	—	3,598	4,171	—	4,171
Bond Funds:
Global Income	37	37	—	59	59	—
Intermediate Investment Grade Debt	41	41	—	46	46	—
Short - Intermediate Investment Grade Debt	21	21	—	34	34	—
Short Investment Grade Debt	53	53	—	114	114	—
Total Return	53	53	—	86	86	—
Other:
Accrued Income	44	16	28	54	20	34
Receivable	54	—	54	50	—	50
Payable	(270)	—	(270)	(181)	—	(181)
Total	$28,174	$21,518	$6,656	$27,039	$20,133	$6,906

(1)
Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value. Fixed income securities are valued at prices of actual trades or bid/ask quotes made by broker-dealers gathered by a pricing service.

(2)	There were no significant transfers between Level 1 and Level 2 during the year.

The investment objectives of the Retiree Medical Plan are as follows:
(1) To fully fund the Accumulated Postretirement Benefit Obligation for the Retiree Medical Plan subject to deductible limits of IRC Section 419A;
(2) To maximize returns with reasonable and prudent levels of risk associated with long-term investment objectives;
(3) To minimize fluctuations in dollar contributions from year to year, but this objective is subordinate to the other objectives; and
(4) To accommodate the short-term liquidity requirements of the Retiree Medical Plan.
A formal semi-annual review of these investment objectives is performed by the Investment Committee. These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee. The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the Retiree Medical Plan’s characteristics.
The policy of the Retiree Medical Plan is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.
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
In 2013, the Company expects to contribute to the Retiree Medical Plan an amount, when combined with the funding to the Union Retirement Plan and the Non-Union Retirement Plan, that is equivalent to the $8.6 million required by the Company's RP08-350 rate settlement.
The following table illustrates the estimated benefit payments for the other postretirement benefits, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

	Non-Union	Union	Total
2013	$842	$2,055	$2,897
2014	998	2,117	3,115
2015	1,142	2,247	3,389
2016	1,269	2,317	3,586
2017	1,447	2,354	3,801
Years 2018 through 2022	8,516	11,868	20,384

The Company receives Medicare Part D payments, which effectively reduce the Company’s cost of estimated benefit payments listed above.
The following table illustrates the estimated Medicare Part D receipts, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

	Non-Union	Union	Total
2013	$26	$242	$268
2014	35	269	304
2015	48	291	339
2016	65	316	381
2017	81	341	422
Years 2018 through 2022	788	1,988	2,776
 Other
Central maintains a defined contribution plan covering all employees. Central’s costs related to this plan were $0.5 million, $1.5 million, $1.9 million and $2.2 million for the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012, and for the years ended December 31, 2011 and 2010, respectively.
11. Major Customers
Central’s two largest customers are Missouri Gas Energy, or MGE, a division of Southern Union Company, and Kansas Gas Service Company, or KGS, a division of ONEOK, Inc. Revenues received from MGE were $18.9 million, $48.7 million, $66.3 million and $66.3 million for the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012 and the years ended December 31, 2011 and 2010, respectively. Revenues received from KGS were $16.0 million, $41.1 million, $56.3 million and $56.4 million for the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012 and the years ended December 31, 2011 and 2010, respectively.
MGE had receivable balances of $5.4 million for each of the years ended December 31, 2012 and 2011. KGS had receivable balances of $5.1 million and $5.0 million as of December 31, 2012 and 2011, respectively.
12. Operating Leases
The Company leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2013	$259
2014	239
2015	255
2016	35
2017	32
After 2017	168
Total	$988
Total rental expense relating to operating leases was approximately $0.3 million, $0.9 million, $1.4 million and $1.3 million for the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012 and the years ended December 31, 2011 and 2010, respectively.
13. Related Party Transactions
Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale. Central paid approximately $0.7 million for service fees and expenses to EFS Services for the period January 1, 2012 through September 23, 2012 and $1.0 million for the years ended December 31, 2011 and 2010, respectively.
Southern Star had an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services. The Administrative Services Agreement terminated on September 24, 2012 as a result of the Sale. No significant expenses were incurred during 2012.
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during 2012.
14. Employee Retention Agreements
In 2005, the Company entered into employee retention agreements with the officers of Central. These agreements required annual payments to those employees totaling $9.3 million over a five-year period for their continued employment, which ended in 2010. The Company accrued the expenses associated with those payments ratably over the period services were provided. The Company recognized $1.1 million in expenses for the year ended December 31, 2010 for such annual payments. There were no similar expenses or agreements in 2012 or 2011.
15. Subsequent Events
On January 4, 2013, a new collective bargaining agreement, or Agreement, was ratified between Central and the International Union of Operating Engineers Local No. 647. The Agreement expires April 1, 2017.
16. Quarterly Data (Unaudited)
The following summarizes selected quarterly financial data for 2012 and 2011 (expressed in thousands):

	2012
	Predecessor			Successor
	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Period July 1 Through September 23, 2012	For the Period September 24 Through September 30, 2012	For the Three Months Ended December 31, 2012
Operating revenues	$54,538	$52,510	$50,688	4,188	$56,650
Operating costs and expenses	34,212	36,203	32,403	3,154	35,060
Operating income	20,326	16,307	18,285	1,034	21,590
Interest expense	8,085	8,108	7,542	579	7,495
Interest income	(16)	(11)	(10)	(1)	(11)
Miscellaneous other (income) expenses, net	(352)	(135)	(150)	(16)	(184)
Total other expense, net	7,717	7,962	7,382	562	7,300
Income before income taxes	12,609	8,345	10,903	472	14,290
Provision for income taxes	4,961	3,250	4,300	184	5,636
Net Income	$7,648	$5,095	$6,603	$288	$8,654

	Predecessor
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$52,177	$51,751	$54,354	$55,811
Operating costs and expenses	31,197	34,488	35,540	37,758
Operating income	20,980	17,263	18,814	18,053
Interest expense	8,015	8,078	8,122	8,152
Interest income	(24)	(23)	(22)	(27)
Miscellaneous other (income) expenses, net	(354)	(212)	(6,210)	(97)
Total other expense, net	7,637	7,843	1,890	8,028
Income before income taxes	13,343	9,420	16,924	10,025
Provision for income taxes	5,173	3,726	6,635	3,961
Net Income	$8,170	$5,694	$10,289	$6,064