Form 10-K/A
period 2012-12-31
SOUTHERN STAR CENTRAL CORP
filed 2013-04-09
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________________
FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE:

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 26, 2013, is to furnish corrected interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our Consolidated Balance Sheets, (ii) our Consolidated Statements of Net Income, (iii) our Consolidated Statements of Cash Flows, (iv) our Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

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

SOUTHERN STAR CENTRAL CORP.

April 9, 2013	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

April 9, 2013	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ THOMAS M. GRAY	Director	April 9, 2013
Thomas M. Gray

By:	/s/ JOHN V. VEECH	Director	April 9, 2013
John V. Veech

By:	/s/ JOHN B. WATT	Director	April 9, 2013
John B. Watt

No annual report or proxy material has been sent to security holders.

Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
No financial statements are filed with this Amendment No. 1. These items were included in the originally filed Form 10-K on March 26, 2013.
2. Financial Statement Schedules
No financial statement schedules are filed with this Amendment No. 1. These items were included in the originally filed Form 10-K on March 26, 2013.
3. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document