Form 10-Q
period 2013-03-31
SOUTHERN STAR CENTRAL CORP
filed 2013-05-10
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Yes  ☐    No ☒

As of May 10, 2013, registrant had 100 shares of common stock outstanding.

2013 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
SOUTHERN STAR CENTRAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,072	$37,467
Receivables:
Trade	17,754	19,651
Income taxes	1,665	1,068
Transportation, exchange and fuel gas	1,741	8,075
Other	2,431	5,165
Inventories	10,603	10,350
Deferred income taxes	814	1,536
Costs recoverable from customers	4,107	3,990
Prepaid expenses	3,437	4,874
Other	583	489
Total current assets	61,207	92,665

Property, Plant and Equipment, at cost:
Natural gas transmission plant	648,305	652,780
Other natural gas plant	49,490	36,403
	697,795	689,183
Less – Accumulated depreciation and amortization	(12,820)	(7,208)
Property, plant and equipment, net	684,975	681,975

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	84,638	85,267
Other deferred and noncurrent assets	4,179	3,993
Total other assets	559,779	560,222
Total Assets	$1,305,961	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$5,116	$8,712
Transportation, exchange and fuel gas	5,098	11,315
Income taxes	368	380
Revolver	20,000	40,000
Other	4,234	6,481
Accrued taxes, other than income taxes	9,800	7,090
Accrued interest	6,082	6,908
Accrued payroll and employee benefits	6,864	9,842
Costs refundable to customers	3	3
Capitalized lease obligation due in one year	275	265
Other accrued liabilities	6,890	3,907
Total current liabilities	64,730	94,903

Long-Term Debt:
Capitalized lease obligation	4,090	4,230
Other long-term debt	483,879	484,178
Total long-term debt	487,969	488,408

Other Liabilities and Deferred Credits:
Deferred income taxes	90,391	86,905
Postretirement benefits other than pensions	39,150	38,932
Asset retirement obligations	1,826	1,798
Costs refundable to customers	48	177
Environmental remediation	384	450
Accrued pension	41,420	39,760
Other	231	302
Total other liabilities and deferred credits	173,450	168,324

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued, 100 shares outstanding at March 31, 2013 and December 31, 2012	—	—
Premium on capital stock and other paid-in capital	573,793	574,571
Retained earnings	6,019	8,656
Total stockholder’s equity	579,812	583,227
Total Liabilities and Stockholder’s Equity	$1,305,961	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	Successor	Predecessor
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$46,774	$47,020
Storage	6,213	7,367
Other revenue	130	151
Total operating revenues	53,117	54,538

Operating Costs and Expenses:
Operations and maintenance	11,740	11,532
Administrative and general	10,188	9,617
Depreciation and amortization	9,140	8,591
Taxes, other than income taxes	4,530	4,472
Total operating costs and expenses	35,598	34,212

Operating Income	17,519	20,326

Other (Income) Deductions:
Interest expense	7,686	8,085
Interest income	(11)	(16)
Miscellaneous other expense(income), net	(93)	(352)
Total other deductions	7,582	7,717

Income Before Income Taxes	9,937	12,609

Provision for Income Taxes	3,918	4,961

Net Income	$6,019	$7,648

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,019	$7,648
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	9,140	8,591
Deferred income taxes	4,208	2,120
Amortization of debt (premium)/discount and expense	(167)	418
Receivables	4,034	2,294
Inventories	(253)	(932)
Other current assets	1,343	682
Payables and accrued liabilities	(3,988)	(4,490)
Other, including changes in noncurrent assets and liabilities	2,636	(2,142)
Net cash provided by operating activities	22,972	14,189

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(10,317)	(9,192)
(Loss)/proceeds from sales and salvage values, net of costs of removal	(1,871)	34
Net cash used in investing activities	(12,188)	(9,158)

FINANCING ACTIVITIES:
Common dividends	(9,434)	(6,064)
Revolver repayments	(20,000)	—
Capital lease payments	(130)	(125)
Debt issuance costs	(615)	(11)
Net cash used in financing activities	(30,179)	(6,200)

Net change in cash and cash equivalents	(19,395)	(1,169)

Cash and cash equivalents at beginning of period	37,467	23,501

Cash and cash equivalents at end of period	$18,072	$22,332

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,680	$8,508
Income tax, net	319	65

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Southern Star
Southern Star Central Corp., or Southern Star, was a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or EFS, through September 23, 2012.  GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, indirectly held all of the outstanding capital stock of EFS through this date.
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
Central's principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2013, Central had transportation contracts with approximately 131 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 526 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to the assets and liabilities of the Company. The Company's financial statements related to periods prior to the Sale reflect the historical accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, the Company's Consolidated Statements of Net Income and Cash Flows for the three month period ending March 31, 2012, each reflect the operations of the Predecessor. The Company's Consolidated Statements of Net Income and Cash Flows for the three month period ending March 31, 2013, and the Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, each reflect the operations and financial position of the Successor.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and SEC regulations. The interim consolidated financial statements are unaudited, with the exception of the accompanying Consolidated Balance Sheet as of December 31, 2012 which is derived from the audited financial statements for the 2012 fiscal year.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.  These consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 26, 2013 as amended by Form 10-K/A filed with the SEC on April 9, 2013.
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
As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, many of Central’s historical assets and liabilities approximated their estimated fair values at the date of the change in control. The following summarizes the allocation of the total consideration to the assets acquired and the liabilities assumed of the Company at the date of the change in control (expressed in thousands):

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
Based on the allocation of the total consideration, the Company recorded approximately $471.0 million of Goodwill in the Consolidated Balance Sheet. At September 24, 2012, the fair value of Southern Star’s 6.75% Notes was approximately $254.8 million. The estimated fair value of each of the Notes was calculated by utilizing an income approach whereby the future cash flows were discounted at estimated current cost of funding rates.  The fair value measurement of these Notes is classified as Level 2. Central's debt was not adjusted as a result of the Sale since Central is a rate regulated entity as discussed above.

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
Goodwill
In connection with the Sale, Southern Star recorded $471.0 million of goodwill, representing the excess of the total purchase consideration over the estimated fair value of the assets acquired and liabilities assumed. Goodwill is tested annually for impairment on October 1, or more frequently if management determines that a triggering event may have occurred that would more likely than not reduce the estimated fair value of the Company below its carrying value. Goodwill impairment charges are not subject to rate recovery.
Income Taxes
Deferred taxes are recorded under the liability method.  Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Net Income. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Net Income. The Company does not have a liability for tax penalties or interest related to uncertain tax positions for any period presented.
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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or the NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at March 31, 2013 was $0.6 million and $1.8 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2012 was $0.6 million and $1.8 million, respectively.
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

	March 31, 2013		December 31, 2012
	(In Thousands)		(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,758	$266,787	$229,739	$264,145
6.75% Registered Senior Notes due 2016	203,297	202,580	203,551	203,856
6.75% Unregistered Senior Notes due 2016	50,824	50,645	50,888	50,964
5. Financing
At March 31, 2013 and December 31, 2012, long-term debt consisted of the following (expressed in thousands):

	March 31, 2013	December 31, 2012
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,365	4,495
Unamortized debt premium	4,121	4,439
Unamortized debt discount	(242)	(261)
Total debt	488,244	488,673
Less current capitalized lease obligation	275	265
Total long-term debt	$487,969	$488,408
6.75% Registered Notes
At March 31, 2013, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Notes
At March 31, 2013, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.   The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
Credit Agreement
On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.
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
The Credit  Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At March 31, 2013, the Company had $20.0 million outstanding under its revolving credit facility with a stated interest rate of 2.2%. There were no outstanding letters of credit issued under the Credit Agreement as of March 31, 2013.
Central’s 6.0% Notes
At March 31, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs and debt discount are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

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
Other
As of March 31, 2013, the Company was in compliance with the covenants of all outstanding debt instruments.
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
Environmental and Safety Matters
Environmental
Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.1 million at March 31, 2013 and $1.2 million at December 31, 2012 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.
Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing operations. Based on an analysis of these regulations, management does not expect there to be a material impact to Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” that imposes requirements for some of

Central’s existing operations; however, management does not expect these requirements to have a material impact on Central’s existing operations during 2013. There are also other potential state or federal regulations or legislation related to greenhouse gas emissions that could impact Central’s existing operations when promulgated. Central continues to monitor the progress of any proposed rules or legislation and will determine any impact once the regulations have been promulgated.
All of Central’s facilities are located in areas currently designated as being in “attainment” of all National Ambient Air Quality Standards, or NAAQS. The EPA is currently in the process of preparing area designations under revisions to the ozone NAAQS that were promulgated in March 2008.  Based on the EPA's latest projections it appears that most, if not all, areas housing Central’s operations will continue to be in attainment with the 2008 (current) ozone NAAQS.
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
7. Income Taxes
The Company’s effective tax rate for the three-months ended March 31, 2013 was 39.4% compared to 39.3% for the same period ended March 31, 2012.  The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Net Income. Any penalties are recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Net Income. The Company does not have a liability for tax penalties or interest related to uncertain tax positions for any period presented.
As of March 31, 2013, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward.
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
Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2014. In addition, no plan assets are expected to be returned to the Company during the 12 months ending March 31, 2014.
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

Retirement Plan
Pension expense for the Company’s pension plans was $2.4 million for each of the three-month periods ended March 31, 2013 (Successor) and 2012 (Predecessor).
Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Union Retirement Plan
Components of net periodic pension expense:
Service cost	$448	$444
Interest cost	225	279
Expected return on plan assets	(248)	(379)
Recognized actuarial loss	—	156
Regulatory recovery of costs	794	452
Net periodic pension expense	$1,219	$952

Non-Union Retirement Plan
Components of net periodic pension expense:
Service cost	$1,294	$1,188
Interest cost	412	375
Expected return on plan assets	(471)	(425)
Recognized actuarial loss	—	312
Regulatory accrual of costs	(79)	(27)
Net periodic pension expense	$1,156	$1,423
The Company has made no contributions to the pension plans as of March 31, 2013 as compared to $4.4 million for the three-month period ended March 31, 2012. The Company anticipates funding $8.6 million to its Retirement and Postretirement Benefits Other than Pensions plans during the remainder of 2013.
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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Components of net periodic benefit expense:
Service cost	$169	$165
Interest cost	623	625
Expected return on plan assets	(574)	(550)
Recognized actuarial loss	—	783
Regulatory accrual of costs	(218)	(1,023)
Net periodic benefit expense	$—	$—
The Company did not make any contributions to this plan for the three-month periods ended March 31, 2013 (Successor) and 2012 (Predecessor). The Company anticipates funding $8.6 million to its Retirement and Postretirement Benefits Other than Pensions plans during the remainder of 2013.
10. Related Party Transactions
Prior to the Sale, Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale. For the three-month period ended March 31, 2012 (Predecessor), Central paid approximately $0.3 million for service fees and expenses to EFS Services.
Southern Star had an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services.  The Administrative Services Agreement terminated on September 24, 2012 as a result of the Sale. No significant expenses were incurred during the three-month period ending March 31, 2012.
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C, an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the three-month period ended March 31, 2013 (Successor) and 2012 (Predecessor).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.
This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 26, 2013 and amended by Form 10-K/A filed with the SEC on April 9, 2013 for the year ended December 31, 2012. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.
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
Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 26, 2013, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.
General
Southern Star
Southern Star Central Corp., or Southern Star, was a wholly-owned subsidiary of EFS-SSCC Holdings, LLC, or EFS, through September 23, 2012.  GE Energy Financial Services, Inc., or GE, and Morgan Stanley Infrastructure Partners and

certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP, indirectly held all of the outstanding capital stock of EFS during these periods.
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 16 years. The Company’s two major customers recently extended contracts set to expire in 2013 for an additional five year period. Total average remaining life of all contracts on a volume-weighted basis at March 31, 2013 was approximately five years.
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

On April 4, 2013, Central completed the installation of a new delivery point for service to Linn Energy's Sublette Station. This expansion was supported by a five-year firm transportation contract for 5,000 Dths/day that was effective September 1, 2012. The expansion is expected to generate revenues of $0.3 million annually.
On February 1, 2013, Central was selected by Black Hills subsidiary, Cheyenne Light Fuel & Power, as the gas transportation provider for the Cheyenne Prairie power generation project in Cheyenne, WY. The project consists of a five-mile lateral line and delivery meter station in Laramie County, WY. This expansion is supported by an approximate eight-year firm transportation contract for 10,000 Dths/day and is expected to be effective October 1, 2014. The expansion is expected to generate revenues of $0.7 million annually.
Basis of Presentation and Sale Accounting
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codifications, or the ASC. The total consideration has been "pushed down" and allocated to our assets and liabilities. Our financial statements, related to periods prior to the Sale, reflect the previous accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, our Consolidated Statements of Net Income and Cash Flows for the period ending March 31, 2012 reflects the operations of the Predecessor. Our Consolidated Statements of Net Income and Cash Flows for the period ending March 31, 2013 and the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012 each reflect the operations and financial position of the Successor.

Critical Accounting Policies
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2012 Annual Report on Form 10-K filed with the SEC on March 26, 2013 as amended by Form 10-K/A filed with the SEC on April 9, 2013, except as noted below.
Results of Operations
Results of operations for the two periods presented include the operations of Central, our only operating subsidiary. Southern Star applied push-down accounting to account for the Sale and the two periods presented each represent a different basis of accounting. The three month period ended March 31, 2013, reflects the operations of our Successor. While the three month period ended March 31, 2012, reflects the operations of our Predecessor. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.
Comparison of the Three Months Ended March 31, 2013 and 2012
Operating revenues were $53.1 and $54.5 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $1.4 million, or 2.6%, decrease. The decrease is primarily due to lower storage capacity revenues resulting from a more normal winter season compared to the milder winter season in 2012 and lower transportation revenues, partially offset by higher transportation commodity revenues in the first quarter of 2013.

Operations and maintenance expenses were $11.7 million and $11.5 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $0.2 million, or 1.8%, increase. The increase is primarily due to higher expenses in the first quarter of 2013 for lube oil, well testing and geographical information systems, partially offset by lower expenses for pipeline integrity management and materials and parts.

Administrative and general expenses were $10.2 million and $9.6 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $0.6 million, or 5.9%, increase. The increase is primarily due to higher expenses in the first quarter of 2013 for employee incentive costs and employee benefits, partially offset by lower expenses for professional services and supplies.

Depreciation expense was $9.1 million and $8.6 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $0.5 million, or 6.4%, increase. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.

Interest expense was $7.7 million and $8.1 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $0.4 million, or 4.9%, decrease. The decrease is a result of the decrease in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Miscellaneous other income, net was $0.1 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $0.3 million decrease. The decrease is primarily due to a tax gross up adjustment on a reimbursable project in first quarter 2012.

The provision for income taxes was $3.9 million and $5.0 million for the three-month periods ended March 31, 2013 and 2012, respectively, a $1.1 million, or 21.0%, decrease. The decrease is commensurate with lower 2013 pre-tax income.

Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established in 2012, as discussed below.
Net cash provided by operating activities for the three-month periods ended March 31, 2013 and 2012 was $23.0 million and $14.2 million, respectively.  Net cash from operating activities was higher in 2013 primarily due to lower pension funding in 2013, a higher collection of the prior year's ending receivable balance in the first quarter of 2013 compared to the same period in 2012 and higher cash receipts for reimbursable projects. The increase was partially offset by higher employee incentive payments in 2013. Funding to our pension plans is further discussed in Note 9 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the three-month periods ended March 31, 2013 and 2012 was $12.2 million and $9.2 million, respectively. Cash used in investing activities was higher in 2013 primarily due to higher maintenance capital expenditures.
Net cash used in financing activities for the three-month periods ended March 31, 2013 and 2012 was $30.2 million and $6.2 million, respectively. The increase is primarily due to a $20.0 million repayment in 2013 of amounts drawn on the Company's credit facility, a higher 2013 common stock dividend payment, and by the issuance costs associated with an amendment of the credit facility effective March 22, 2013.
6.75% Registered Notes
At March 31, 2013, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method.  The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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

6.75% Unregistered Notes
At March 31, 2013, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.  The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
Credit Facility
On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.
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
Central’s 6.0% Notes
At March 31, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
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
Other
As of March 31, 2013, we had 438 full time employees at Central and none at Southern Star. Central had a collective bargaining agreement with the International Union of Operating Engineers Local No. 647, or Union, covering 131 field employees. The collective bargaining agreement was ratified on January 4, 2013 and expires on April 1, 2017.
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
At March 31, 2013, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
Other
Contractual Obligations and Commitments
We have estimated capital expenditures of $109.5 million in 2013, including approximately $21.6 million for projects under our pipeline integrity management program.
Central expects to contribute a total of $8.6 million to its Retirement and Postretirement Medical Benefit Plans in 2013 See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.
Contractual obligations and commitments are expected to be funded with cash flows from operating activities and by drawing upon cash available pursuant to the Credit Agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our revolving credit facility, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At March 31, 2013, the weighted-average interest rate of our long-term debt was 6.15%. Our long-term debt issues, consisting of $200.0 million 6.75% Registered Notes, $50.0 million 6.75% Unregistered Notes and $230.0 million 6.0% Notes, each mature in 2016. The $4.4 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at March 31, 2013 had a carrying value of $483.9 million. At March 31, 2013, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $202.6 million and $50.6 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $266.8 million as of March 31, 2013, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.  At March 31, 2013, the Company had $20.0 million outstanding under our revolving credit facility with a stated interest rate of 2.2%. There were no outstanding letters of credit issued under the Credit Agreement as of March 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of March 31, 2013, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
See our 2012 Annual Report on Form 10-K filed with the SEC on March 26, 2013, as amended by Form 10-K/A filed with the SEC on April 9, 2013, which includes a detailed discussion of our risk factors under Item 1A, “Risk Factors”. No updates to this information are necessary.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

SOUTHERN STAR CENTRAL CORP.

May 10, 2013	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 10, 2013	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 10, 2013
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 10, 2013
Susanne W. Harris

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 10, 2013
Jerry L. Morris

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 10, 2013
Susanne W. Harris
A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.