Form 10-Q
period 2013-06-30
SOUTHERN STAR CENTRAL CORP
filed 2013-08-08
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Yes  ☐    No ☒

As of August 8, 2013, registrant had 100 shares of common stock outstanding.

2013 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
SOUTHERN STAR CENTRAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,775	$37,467
Receivables:
Trade	17,011	19,651
Income taxes	2,761	1,068
Transportation, exchange and fuel gas	1,078	8,075
Other	3,823	5,165
Inventories	11,068	10,350
Deferred income taxes	1,621	1,536
Costs recoverable from customers	750	3,990
Prepaid expenses	2,372	4,874
Other	435	489
Total current assets	60,694	92,665

Property, Plant and Equipment, at cost:
Natural gas transmission plant	679,108	652,780
Other natural gas plant	35,239	36,403
	714,347	689,183
Less – Accumulated depreciation and amortization	(19,933)	(7,208)
Property, plant and equipment, net	694,414	681,975

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	83,902	85,267
Other deferred and noncurrent assets	4,013	3,993
Total other assets	558,877	560,222
Total Assets	$1,313,985	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$4,795	$8,712
Transportation, exchange and fuel gas	568	11,315
Income taxes	360	380
Revolver	35,000	40,000
Other	5,204	6,481
Accrued taxes, other than income taxes	7,981	7,090
Accrued interest	7,025	6,908
Accrued payroll and employee benefits	6,984	9,842
Costs refundable to customers	513	3
Capitalized lease obligation due in one year	275	265
Other accrued liabilities	6,658	3,907
Total current liabilities	75,363	94,903

Long-Term Debt:
Capitalized lease obligation	4,090	4,230
Other long-term debt	483,575	484,178
Total long-term debt	487,665	488,408

Other Liabilities and Deferred Credits:
Deferred income taxes	92,992	86,905
Postretirement benefits other than pensions	39,367	38,932
Asset retirement obligations	1,853	1,798
Costs refundable to customers	264	177
Environmental remediation	280	450
Accrued pension	42,380	39,760
Other	238	302
Total other liabilities and deferred credits	177,374	168,324

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued, 100 shares outstanding at June 30, 2013 and December 31, 2012	—	—
Premium on capital stock and other paid-in capital	570,378	574,571
Retained earnings	3,205	8,656
Total stockholder’s equity	573,583	583,227
Total Liabilities and Stockholder’s Equity	$1,313,985	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	Successor	Predecessor
	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$44,976	$44,933
Storage	5,655	7,355
Other revenue	214	222
Total operating revenues	50,845	52,510

Operating Costs and Expenses:
Operations and maintenance	14,739	13,752
Administrative and general	9,662	9,651
Depreciation and amortization	9,033	8,634
Taxes, other than income taxes	4,666	4,166
Total operating costs and expenses	38,100	36,203

Operating Income	12,745	16,307

Other (Income) Deductions:
Interest expense	7,693	8,108
Interest income	(9)	(11)
Miscellaneous other expense (income), net	(190)	(135)
Total other deductions	7,494	7,962

Income Before Income Taxes	5,251	8,345

Provision for Income Taxes	2,045	3,250

Net Income (a)	$3,206	$5,095

(a) Net income approximates comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	Successor	Predecessor
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	(In thousands)	(In thousands)
Operating Revenues:
Transportation	$91,750	$91,953
Storage	11,868	14,722
Other revenue	344	373
Total operating revenues	103,962	107,048

Operating Costs and Expenses:
Operations and maintenance	26,479	25,284
Administrative and general	19,850	19,268
Depreciation and amortization	18,173	17,225
Taxes, other than income taxes	9,196	8,638
Total operating costs and expenses	73,698	70,415

Operating Income	30,264	36,633

Other (Income) Deductions:
Interest expense	15,379	16,193
Interest income	(20)	(27)
Miscellaneous other expense (income), net	(283)	(487)
Total other deductions	15,076	15,679

Income Before Income Taxes	15,188	20,954

Provision for Income Taxes	5,963	8,211

Net Income (a)	$9,225	$12,743

(a) Net income approximates comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	(In thousands)	(In thousands)
OPERATING ACTIVITIES:
Net income	$9,225	$12,743
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	18,173	17,225
Deferred income taxes	6,002	3,324
Amortization of debt (premium) discount and expense	(286)	838
Receivables	2,292	6,843
Inventories	(718)	(2,269)
Other current assets	2,556	2,432
Payables and accrued liabilities	(4,313)	(3,374)
Other, including changes in noncurrent assets and liabilities	4,668	(1,208)
Net cash provided by operating activities	37,599	36,554

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(28,848)	(24,370)
(Loss) proceeds from sales and salvage values, net of costs of removal	(1,807)	735
Net cash used in investing activities	(30,655)	(23,635)

FINANCING ACTIVITIES:
Common dividends/return of capital	(18,869)	(13,712)
Revolver	(5,000)	—
Capital lease payments	(130)	(125)
Debt issuance costs	(637)	(22)
Net cash used in financing activities	(24,636)	(13,859)

Net change in cash and cash equivalents	(17,692)	(940)

Cash and cash equivalents at beginning of period	37,467	23,501

Cash and cash equivalents at end of period	$19,775	$22,561

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$15,550	$15,360
Income tax, net	1,674	3,645

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
Central's principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2013, Central had transportation contracts with approximately 129 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 528 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to the assets and liabilities of the Company. The Company's financial statements related to periods prior to the Sale reflect the historical accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, the Company's Consolidated Statements of Net Income for the three and six-month periods ended June 30, 2012 and the Consolidated Statement of Cash Flows for the six-month period ending June 30, 2012 each reflect the operations of the Predecessor. The Company's Consolidated Statements of Net Income for the three and six-month periods ended June 30, 2013, the Consolidated Statement of Cash Flows for the six-month period ending June 30, 2013, and the Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, each reflect the operations and financial position of the Successor.
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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or the NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at June 30, 2013 was $0.5 million and $1.9 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2012 was $0.6 million and $1.8 million, respectively.
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

	June 30, 2013		December 31, 2012
	(In Thousands)		(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,777	$256,880	$229,739	$264,145
6.75% Registered Senior Notes due 2016	203,038	201,139	203,551	203,856
6.75% Unregistered Senior Notes due 2016	50,760	50,285	50,888	50,964
5. Financing
At June 30, 2013 and December 31, 2012, long-term debt consisted of the following (expressed in thousands):

	June 30, 2013	December 31, 2012
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Capitalized lease obligation	4,365	4,495
Unamortized debt premium	3,798	4,439
Unamortized debt discount	(223)	(261)
Total debt	487,940	488,673
Less current capitalized lease obligation	275	265
Total long-term debt	$487,665	$488,408
6.75% Registered Senior Notes
At June 30, 2013, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Senior Notes
At June 30, 2013, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.   The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
Credit Agreement
On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125.0 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.
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
The Credit  Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At June 30, 2013, the Company had $35.0 million outstanding under its revolving credit facility with a weighted-average interest rate of 2.3%. There were no outstanding letters of credit issued under the Credit Agreement as of June 30, 2013.
Central’s 6.0% Senior Notes
At June 30, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs and debt discount are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease Obligation
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
Other
As of June 30, 2013, the Company was in compliance with the covenants of all outstanding debt instruments.
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
General Rate Issues
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing Track III procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013.
Environmental and Safety Matters
Environmental
Central has identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.0 million at June 30, 2013 and $1.2 million at December 31, 2012 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.
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
7. Income Taxes
The Company’s effective tax rate for the six-months ended June 30, 2013 was 39.3% compared to 39.2% for the same period ended June 30, 2012.  The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.
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
As of June 30, 2013, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward.
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
Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2014. In addition, no plan assets are expected to be returned to the Company during the 12 months ending June 30, 2014.
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
Retirement Plan
Pension expense for the Company’s pension plans was $3.7 million and $4.8 million for the six-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor), respectively.
Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Union Retirement Plan
Components of net periodic pension expense:
Service cost	$895	$851
Interest cost	450	485
Expected return on plan assets	(495)	(658)
Recognized actuarial loss	—	245
Employee transfers	—	(32)
Settlement recognition	—	972
Regulatory recovery of costs	1,344	40
Net periodic pension expense	$2,194	$1,903

Non-Union Retirement Plan
Components of net periodic pension expense:
Service cost	$2,588	$2,128
Interest cost	825	735
Expected return on plan assets	(943)	(898)
Recognized actuarial loss	—	570
Employee transfers	—	32
Regulatory (accrual)/recovery of costs	(923)	280
Net periodic pension expense	$1,547	$2,847
The Company made contributions to the pension plans totaling $0.7 million and $5.8 million for the six-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor), respectively, and anticipates funding an additional $5.2 million by November 30, 2013.
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

The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Components of net periodic benefit expense:
Service cost	$338	$330
Interest cost	1,245	1,250
Expected return on plan assets	(1,148)	(1,100)
Recognized actuarial loss	—	1,565
Regulatory recovery/(accrual) of costs	574	(2,045)
Net periodic benefit expense	$1,009	$—
The Company did not make any contributions to this plan for the six-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor). The Company anticipates funding $1.9 million by November 30, 2013.
10. Related Party Transactions
Prior to the Sale, Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale. For the six-month period ended June 30, 2012 (Predecessor), Central paid approximately $0.5 million for service fees and expenses to EFS Services.
Southern Star had an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services.  The Administrative Services Agreement terminated on September 24, 2012 as a result of the Sale. No significant expenses were incurred during the six-month period ending June 30, 2012.
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the six-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.
This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 26, 2013 as amended by Form 10-K/A filed with the SEC on April 9, 2013 for the year ended December 31, 2012. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.
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
Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 26, 2013 as amended by Form 10-K/A filed with the SEC on April 9, 2013, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 16 years. The Company’s two major customers recently extended contracts set to expire in 2013 for an additional five year period. Total average remaining life of all contracts on a volume-weighted basis at June 30, 2013 was approximately five years.
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing Track III procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013.
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
On February 1, 2013, Central was selected by Black Hills subsidiary, Cheyenne Light Fuel & Power, as the gas transportation provider for the Cheyenne Prairie power generation project in Cheyenne, WY. The project consists of a five-mile lateral line and delivery meter station in Laramie County, WY. This expansion is supported by a seven year and seven month firm transportation contract for 10,000 Dths/day and is expected to be effective October 1, 2014. The expansion is expected to generate revenues of $0.7 million annually.
On May 14, 2013, Central concluded an open season for the "Blackwell to Shidler Expansion Project" to reserve capacity for the Oklahoma Municipal Power Authority, or OMPA. The project is supported by a 10-year transportation agreement for approximately 6,000 Dths/day and is expected to be effective January 1, 2015. The expansion is expected to generate revenues of $0.3 million annually.

Central concluded an Open Season on December 7, 2012 and finalized agreements with two shippers on May 21, 2013 for the "Straight Blackwell Expansion Project" to expand capacity on its Straight-Blackwell system. The expansion will require the installation of new meter stations, pressure regulators and a pipeline pressure uprate. The project is supported by five-year and ten-year firm transportation agreements for approximately 225,000 Dths/day and is expected to be effective October 1, 2014. The project is expected to generate revenues of $6.8 million annually.

Central concluded an Open Season on April 1, 2013 for the "Sedalia Expansion Project" to reserve capacity on its Sedalia Line. The project is supported by a 20-year firm transportation agreement for approximately 11,000 Dths/day of capacity and is expected to be effective November 1, 2013. The project is expected to generate revenues of $0.5 million annually.

Basis of Presentation and Sale Accounting
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codifications, or the ASC. The total consideration has been "pushed down" and allocated to our assets and liabilities. Our financial statements, related to periods prior to the Sale, reflect the previous accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, our Consolidated Statements of Net Income and Cash Flows for the period ending June 30, 2012 reflects the operations of the Predecessor. Our Consolidated Statements of Net Income and Cash Flows for the period ending June 30, 2013 and the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012 each reflect the operations and financial position of the Successor.

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
Results of Operations
Results of operations for the periods presented include the operations of Central, our only operating subsidiary. Southern Star applied push-down accounting to account for the Sale and the periods presented each represent a different basis of accounting. The periods ended June 30, 2013, reflect the operations of our Successor. While the periods ended June 30, 2012, reflect the operations of our Predecessor. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Comparison of the Three Months Ended June 30, 2013 and 2012
Operating revenues were $50.8 and $52.5 million for the three-month periods ended June 30, 2013 and 2012, respectively, a $1.7 million, or 3.2%, decrease. The decrease is primarily due to lower storage capacity revenues resulting from a more normal winter season compared to the milder winter season in 2012 and lower transportation revenue as a result of lower incremental park and loan services. The decease was partially offset by higher transportation reservation revenues in 2013.

Operations and maintenance expenses increased $1.0 million, or 7.2%, to $14.7 million for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012. The increase is primarily due to higher expenses in the second quarter of 2013 for pipeline integrity management, labor, materials and supplies, professional services, geographic information systems outside contracting and remediation, partially offset by lower expenses for engine overhauls, community awareness and outside engineering support for encroachments.

Depreciation and amortization expenses were $9.0 million and $8.6 million for the three-month periods ended June 30, 2013 and 2012, respectively, a $0.4 million, or 4.6%, increase. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.

Taxes, other than income taxes, were $4.7 million and $4.2 million for the three-month periods ended June 30, 2013 and 2012, respectively, a $0.5 million, or 12.0%, increase. The increase is primarily due to higher expenses for ad-valorem tax in 2013 as a result of higher state tax assessments.

Interest expense was $7.7 million and $8.1 million for the three-month periods ended June 30, 2013 and 2012, respectively, a $0.4 million, or 5.1%, decrease. The decrease is a result of the decrease in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

The provision for income taxes decreased by $1.2 million, or 37.1% to $2.0 million for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012. The decrease is commensurate with lower 2013 pre-tax income.

Comparison of the Six Months Ended June 30, 2013 and 2012

Operating revenues decreased by $3.1 million, or 2.9%, to $104.0 million for the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012. The decrease is primarily due to lower storage capacity revenues resulting from a more normal winter season compared to the milder winter season in 2012 and lower revenue from incremental park and loan services. The decrease was partially offset by higher commodity revenues in 2013.

Operations and maintenance expenses were $26.5 million and $25.3 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $1.2 million, or 4.7% increase. The increase is primarily due to higher expenses in 2013 for labor, lube oil, geographic information systems outside contracting, well testing, other supplies and professional services, offset partially by lower expenses for engine overhauls and pipeline integrity management.

Administrative and general expenses were $19.9 million and $19.3 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $0.6 million, or 3.0% increase. The increase is primarily due to higher expenses in 2013 for labor, hardware and software maintenance and employee benefits, offset partially by lower expenses for professional services.

Depreciation and amortization expenses were $18.2 million and $17.2 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $1.0 million, or 5.5% increase. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.

Taxes, other than income taxes, were $9.2 million and $8.6 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $0.6 million, or 6.5% increase. The increase is primarily due to higher expenses for ad-valorem tax in 2013.

Interest expense was $15.4 million and $16.2 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $0.8 million, or 4.9%, decrease. The decrease is a result of the decrease in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Miscellaneous other income, net decreased by $0.2 million, or 41.9%, to $0.3 million for the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012. The decrease is primarily due to a tax gross up adjustment on a reimbursable project in first quarter 2012.

The provision for income taxes was $6.0 million and $8.2 million for the six-month periods ended June 30, 2013 and 2012, respectively, a $2.2 million, or 27.4% decrease. The decrease is commensurate with lower 2013 pre-tax income.

Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established in 2012, as discussed below.
Net cash provided by operating activities for the six-month periods ended June 30, 2013 and 2012 was $37.6 million and $36.6 million, respectively.  Net cash from operating activities was higher in 2013 primarily due to lower pension funding in 2013 and fewer purchases of material and supplies inventory in 2013 compared to 2012. The increase was partially offset by higher employee incentive payments in 2013, a decline in 2013 cash receipts from trade receivables resulting from lower 2013 operating revenue, and a higher level of payments in 2013 of payables and accrued liabilities. Funding to our pension plans is further discussed in Note 9 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the six-month periods ended June 30, 2013 and 2012 was $30.7 million and $23.6 million, respectively. Cash used in investing activities was higher in 2013 primarily due to higher maintenance capital expenditures.
Net cash used in financing activities for the six-month periods ended June 30, 2013 and 2012 was $24.6 million and $13.9 million, respectively. The increase is primarily due to a $5.0 million reduction in the outstanding balance of the Company's credit facility in 2013, higher 2013 dividend payments, and by the issuance costs associated with an amendment of the credit facility effective March 22, 2013.
6.75% Registered Senior Notes
At June 30, 2013, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method.  The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Senior Notes
At June 30, 2013, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.  The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
Credit Agreement
On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125.0 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.
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
Central’s 6.0% Senior Notes
At June 30, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease Obligation
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
Other
As of June 30, 2013, we had 457 full time employees at Central and none at Southern Star. Central had a collective bargaining agreement with the International Union of Operating Engineers Local No. 351, or Union, previously International Union of Operating Engineers Local No. 647, covering 134 field employees. The collective bargaining agreement was ratified on January 4, 2013 and expires on April 1, 2017.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing Track III procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013.
At June 30, 2013, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
Other
Contractual Obligations and Commitments
We expect to have estimated capital expenditures of $121.0 million in 2013, including approximately $23.6 million for projects under our pipeline integrity management program.
Central expects to contribute a total of $7.8 million to its Retirement and Postretirement Medical Benefit Plans in 2013. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our revolving credit facility, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At June 30, 2013, the weighted-average interest rate of our long-term debt was 6.15%. Our long-term debt issues, consisting of $200.0 million 6.75% Registered Notes, $50.0 million 6.75% Unregistered Notes and $230.0 million 6.0% Notes, each mature in 2016. The $4.4 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at June 30, 2013 had a carrying value of $483.6 million. At June 30, 2013, the fair value of our 6.75% Registered Notes and the 6.75% Unregistered Notes was approximately $201.1 million and $50.3 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. The fair value of the 6.0% Notes was $256.9 million as of June 30, 2013, estimated by discounting the 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions of our 6.0% Notes were not available due to recent market inactivity.  At June 30, 2013, the Company had $35.0 million outstanding under our revolving credit facility with a weighted-average interest rate of 2.3%. There were no outstanding letters of credit issued under the Credit Agreement as of June 30, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of June 30, 2013, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SOUTHERN STAR CENTRAL CORP.

August 8, 2013	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 8, 2013	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 8, 2013
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 8, 2013
Susanne W. Harris

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 8, 2013
Jerry L. Morris

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 8, 2013
Susanne W. Harris
A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.