Form 10-Q
period 2013-09-30
SOUTHERN STAR CENTRAL CORP
filed 2013-11-08
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Yes  ☐    No ☒

As of November 8, 2013, registrant had 100 shares of common stock outstanding.

2013 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
SOUTHERN STAR CENTRAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,204	$37,467
Receivables:
Trade	17,897	19,651
Income taxes	1,886	1,068
Transportation, exchange and fuel gas	8,652	8,075
Other	2,608	5,165
Inventories	11,151	10,350
Deferred income taxes	2,352	1,536
Costs recoverable from customers	750	3,990
Prepaid expenses	1,049	4,874
Other	609	489
Total current assets	59,158	92,665

Property, Plant and Equipment, at cost:
Natural gas transmission plant	713,581	652,780
Other natural gas plant	35,239	36,403
	748,820	689,183
Less – Accumulated depreciation and amortization	(25,838)	(7,208)
Property, plant and equipment, net	722,982	681,975

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	83,322	85,267
Other deferred and noncurrent assets	3,555	3,993
Total other assets	557,839	560,222
Total Assets	$1,339,979	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$13,722	$8,712
Transportation, exchange and fuel gas	6,800	11,315
Income taxes	373	380
Revolving credit agreement	35,000	40,000
Other	11,332	6,481
Accrued taxes, other than income taxes	11,929	7,090
Accrued interest	6,250	6,908
Accrued payroll and employee benefits	8,577	9,842
Costs refundable to customers	1,855	3
Capitalized lease obligation due in one year	280	265
Other accrued liabilities	4,376	3,907
Total current liabilities	100,494	94,903

Long-Term Debt:
Capitalized lease obligation	3,950	4,230
Other long-term debt	483,266	484,178
Total long-term debt	487,216	488,408

Other Liabilities and Deferred Credits:
Deferred income taxes	96,002	86,905
Postretirement benefits other than pensions	39,386	38,932
Asset retirement obligations	1,881	1,798
Costs refundable to customers	296	177
Environmental remediation	280	450
Accrued pension	44,018	39,760
Other	1,050	302
Total other liabilities and deferred credits	182,913	168,324

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued, 100 shares outstanding at September 30, 2013 and December 31, 2012	—	—
Premium on capital stock and other paid-in capital	564,149	574,571
Retained earnings	5,207	8,656
Total stockholder’s equity	569,356	583,227
Total Liabilities and Stockholder’s Equity	$1,339,979	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	Successor		Predecessor
	For the Three Months Ended September 30, 2013	For the Period September 24 through September 30, 2012	For the Period July 1 through September 23, 2012
	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$45,449	$3,525	$42,914
Storage	7,749	651	7,635
Other revenue	146	12	139
Total operating revenues	53,344	4,188	50,688

Operating Costs and Expenses:
Operations and maintenance	13,599	1,373	11,088
Administrative and general	10,505	762	9,356
Depreciation and amortization	8,779	674	7,889
Taxes, other than income taxes	4,455	345	4,070
Total operating costs and expenses	37,338	3,154	32,403

Operating Income	16,006	1,034	18,285

Other (Income) Deductions:
Interest expense	7,712	579	7,542
Interest income	(8)	(1)	(10)
Miscellaneous other income	(333)	(16)	(150)
Total other deductions	7,371	562	7,382

Income Before Income Taxes	8,635	472	10,903

Provision for Income Taxes	3,427	184	4,300

Net Income (a)	$5,208	$288	$6,603

(a) Net income approximates comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2013	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012
	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$137,199	$3,525	$134,867
Storage	19,617	651	22,357
Other revenue	490	12	512
Total operating revenues	157,306	4,188	157,736

Operating Costs and Expenses:
Operations and maintenance	40,078	1,373	36,372
Administrative and general	30,355	762	28,624
Depreciation and amortization	26,952	674	25,114
Taxes, other than income taxes	13,651	345	12,708
Total operating costs and expenses	111,036	3,154	102,818

Operating Income	46,270	1,034	54,918

Other (Income) Deductions:
Interest expense	23,091	579	23,735
Interest income	(28)	(1)	(37)
Miscellaneous other income	(616)	(16)	(637)
Total other deductions	22,447	562	23,061

Income Before Income Taxes	23,823	472	31,857

Provision for Income Taxes	9,390	184	12,511

Net Income (a)	$14,433	$288	$19,346

(a) Net income approximates comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2013	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012
	(In thousands)		(In thousands)
OPERATING ACTIVITIES:
Net income	$14,433	$288	$19,346
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,952	674	25,114
Deferred income taxes	8,281	288	10,359
Amortization of debt (premium) discount and expense	(412)	(17)	1,304
Receivables	3,493	(4,014)	9,307
Inventories	(801)	(29)	(2,214)
Other current assets	3,736	186	3,200
Payables and accrued liabilities	3,578	4,045	(5,815)
Other, including changes in noncurrent assets and liabilities	7,878	(42)	(606)
Net cash provided by operating activities	67,138	1,379	59,995

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(55,903)	(2,696)	(37,312)
Proceeds from sales and salvage values, net of costs of removal	(2,282)	63	246
Net cash used in investing activities	(58,185)	(2,633)	(37,066)

FINANCING ACTIVITIES:
Common dividends/return of capital	(28,304)	(5,095)	(13,712)
Revolving credit agreement payments	(5,000)	—	—
Capital lease payments	(265)	—	(250)
Debt issuance costs	(647)	(5)	(1,217)
Net cash used in financing activities	(34,216)	(5,100)	(15,179)

Net change in cash and cash equivalents	(25,263)	(6,354)	7,750

Cash and cash equivalents at beginning of period	37,467	31,251	23,501

Cash and cash equivalents at end of period	$12,204	$24,897	$31,251

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$24,159	$—	$23,870
Income tax, net	1,934	—	3,675
Noncash Investing Transaction:
Additions to capital expenditures included in Payables: Other	9,232	4,913	—
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
Central's principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At September 30, 2013, Central had transportation contracts with approximately 130 customers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 528 delivery locations, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration has been “pushed down” and allocated to the assets and liabilities of the Company. The Company's financial statements related to periods prior to the Sale reflect the historical accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, the Company's Consolidated Statements of Net Income and Cash Flows for the

period ending September 23, 2012 each reflect the operations of the Predecessor. The Company's Consolidated Statements of Net Income and Cash Flows for the period ending September 30, 2013, the Consolidated Statements of Net Income and Cash Flows for the period September 24, 2012 through September 30, 2012, and the Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, each reflect the operations and financial position of the Successor.
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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or the NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at September 30, 2013 was $0.5 million and $1.9 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheet at December 31, 2012 was $0.6 million and $1.8 million, respectively.

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
The carrying amounts of the Company's long-term debt on the Balance Sheets and their estimated fair values are set forth below. These estimated fair market values of the Company’s 6.75% Registered Notes, 6.75% Unregistered Notes, and 6.0% Notes were calculated by discounting the Notes’ cash flows by the current yield of notes with similar characteristics, as recent transactions of its 6.75% Registered Notes, 6.75% Unregistered Notes, and 6.0% Notes were not available due to market inactivity. These instruments are classified as Level 2.

	September 30, 2013		December 31, 2012
	(In Thousands)		(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,796	$255,949	$229,739	$264,145
6.75% Registered Senior Notes due 2016	202,776	202,076	203,551	203,856
6.75% Unregistered Senior Notes due 2016	50,694	50,519	50,888	50,964
5. Financing
At September 30, 2013 and December 31, 2012, long-term debt consisted of the following (expressed in thousands):

	September 30, 2013	December 31, 2012
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Long-term capitalized lease obligation	3,950	4,230
Unamortized debt premium	3,470	4,439
Unamortized debt discount	(204)	(261)
Total long-term debt	$487,216	$488,408
6.75% Registered Senior Notes
At September 30, 2013, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Senior Notes
At September 30, 2013, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016.  The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture.  Interest is payable semi-annually on March 1 and September 1 of each year.  Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheet as such costs were eliminated as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method.   The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement.
In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among the Company, Central and the Administrative Agent, the Company pledged as collateral its equity interests in Central and certain future acquired subsidiaries.
The Credit Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with capitalization ratios with respect to the Company and Central and a minimum fixed charge coverage ratio. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated. At September 30, 2013, the Company had $35.0 million outstanding under its revolving credit facility with a weighted-average interest rate of 2.4%. There were no outstanding letters of credit issued under the Credit Agreement as of September 30, 2013.
Central’s 6.0% Senior Notes
At September 30, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs and debt discount are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
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
Other
As of September 30, 2013, the Company was in compliance with the covenants of all outstanding debt instruments.
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
General Rate Issues
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013. The first settlement conference is scheduled to be held on November 20, 2013.
Environmental and Safety Matters
Environmental
Central has identified polychlorinated biphenyl contamination in air compressor systems, soils, and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling, and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites are on-going. Central has received "No-Further-Action" letters from the states of Kansas, Missouri and Oklahoma for mercury cleanup. Central had accrued an undiscounted liability of approximately $1.0 million at September 30, 2013 and $1.2 million at December 31, 2012 representing the current estimate of future environmental cleanup costs, most of which is expected to be incurred over the next three to four years.
Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated emission standards that apply to certain of Central’s existing reciprocating engines. These standards had an initial compliance date of October 19, 2013, and required the installation of emission control devices on some of Central’s existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” or GHG, that imposes requirements for some of Central’s existing operations. To date, GHG regulations have not resulted in a material impact to Central's operations; however, there are also other potential state or federal regulations or legislation related to GHG emissions that could impact Central’s existing operations if promulgated. Central continues to monitor the progress of any proposed rules or legislation and will determine any impact once the regulations have been promulgated.
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
7. Income Taxes
The Company’s effective tax rate for the nine-months ended September 30, 2013 was 39.4%. The Company's effective tax rate for the period September 24, 2012 through September 30, 2012 and the period January 1, 2012 through September 23, 2012 was 39.0% and 39.3%, respectively. The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.
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
As of September 30, 2013, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward.
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
Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending September 30, 2014. In addition, no plan assets are expected to be returned to the Company during the 12 months ending September 30, 2014.

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
Retirement Plan
Pension expense for the Company's pension plans was $5.6 million, $0.2 million, and $6.9 million for the nine-month period ended September 30, 2013 (Successor), the period September 24, 2012 through September 30, 2012 (Successor), and the period January 1, 2012 through September 23, 2012 (Predecessor), respectively.
Components of the Company’s net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Successor		Predecessor
	For the Nine Months Ended September 30, 2013	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012
Union Retirement Plan
Components of net periodic pension expense:
Service cost	$1,244	$32	$1,240
Interest cost	622	19	712
Expected return on plan assets	(591)	(26)	(969)
Recognized actuarial loss	—	8	341
Employee transfers	(135)	—	(32)
Settlement recognition	3	—	972
Regulatory recovery of costs	2,147	39	443
Net periodic pension expense	$3,290	$72	$2,707

Non-Union Retirement Plan
Components of net periodic pension expense:
Service cost	$3,826	$81	$3,112
Interest cost	1,272	28	1,074
Expected return on plan assets	(1,419)	(34)	(1,313)
Recognized actuarial loss	—	21	833
Employee transfers	135	—	32
Regulatory (accrual)/recovery of costs	(1,493)	17	495
Net periodic pension expense	$2,321	$113	$4,233
The Company made contributions to the pension plans totaling $0.7 million and $7.2 million for the nine-month period ended September 30, 2013 (Successor) and for the period January 1, 2012 through September 23, 2012 (Predecessor), respectively, and anticipates funding an additional $5.2 million by November 30, 2013. The Company made no contributions for the period September 24, 2012 through September 30, 2012 (Successor).
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
The following table sets forth the components of net periodic postretirement benefit costs for the periods indicated (expressed in thousands):

	Successor		Predecessor
	For the Nine Months Ended September 30, 2013	For the Period September 24 through September 30, 2012	For the Period January 1 through September 23, 2012
Components of net periodic benefit expense:
Service cost	$446	$11	$426
Interest cost	1,723	47	1,811
Expected return on plan assets	(1,716)	(41)	(1,587)
Recognized actuarial loss	—	64	2,460
Regulatory recovery/(accrual) of costs	1,061	(81)	(3,110)
Net periodic benefit expense	$1,514	$—	$—
The Company did not make any contributions to this plan for the nine-month period ended September 30, 2013 (Successor), the period September 24, 2012 through September 30, 2012 (Successor), or the period January 1, 2012 through September 23, 2012 (Predecessor). The Company anticipates funding $1.9 million by November 30, 2013.
10. Related Party Transactions
Prior to the Sale, Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. Central paid approximately $0.7 million for service fees and expenses to EFS Services for the period January 1, 2012 through September 23, 2012. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale.
Southern Star had an Administrative Services Agreement with EFS Services to provide certain administrative services to Southern Star and Holdings. Pursuant to the Administrative Services Agreement, EFS Services was not paid a fee for its services; however, it was entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the period January 1, 2012 through September 23, 2012. The Administrative Services Agreement terminated on September 24, 2012 as a result of the Sale.
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the nine-month period ended September 30, 2013 (Successor), the period September 24, 2012 through September 30, 2012 (Successor), or the period January 23, 2012 through September 23, 2012 (Predecessor).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.

This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2012 Annual Report on Form 10-K filed with the SEC on March 26, 2013 as amended by Form 10-K/A filed with the SEC on April 9, 2013. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.
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
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in Southern Star through the sale of its interests in EFS, or the Sale. The Sale was consummated on September 24, 2012, constituting a change in control and resulting in a new basis of accounting for Southern Star. In connection with the Sale, EFS changed its name to MSIP-SSCC Holdings, LLC, or Holdings. See Note 3 of the accompanying Notes to the Consolidated Financial Statements for further information regarding the Sale.
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 15 years. In 2012, the Company's two major customers extended contracts set to expire in 2013 for an additional five-year period. Total average remaining life of all contracts on a volume-weighted basis at September 30, 2013 was approximately five years.
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013. The first settlement conference is scheduled to be held on November 20, 2013.
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

Basis of Presentation and Sale Accounting
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codifications, or the ASC. The total consideration has been "pushed down" and allocated to our assets and liabilities. Our financial statements, related to periods prior to the Sale, reflect the previous accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, our Consolidated Statements of Net Income and Cash Flows for the period ending September 23, 2012 each reflect the operations of the Predecessor. Our Consolidated Statements of Net Income and Cash Flows for the period ending September 30, 2013, the Consolidated Statements of Net Income and Cash Flows for the period September 24, 2012 through September 30, 2012, and the Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, each reflect the operations and financial position of the Successor.

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
Results of Operations
Results of operations for all periods presented include the operations of Central, our only operating subsidiary. All periods include the application of purchase accounting. The periods subsequent to September 23, 2012 reflect the impact of the Sale. For discussion purposes, we have combined the results of operations for the Successor and Predecessor periods of 2012 because we believe it facilitates the comparison of 2013 operating and financial performance to 2012 and because the operations of Southern Star have not changed as a result of the Sale. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Comparison of the Three Months Ended September 30, 2013 and 2012

Operating revenues decreased $1.5 million, or 2.8%, to $53.3 million for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. The decrease is primarily due to lower transportation revenues as a result of lower interruptible charges and lower incremental park and loan services, as well as lower storage capacity revenues.

Operations and maintenance expenses were $13.6 million and $12.5 million for the three-month periods ended September 30, 2013 and 2012, respectively, a $1.1 million, or 9.1% increase. The increase is primarily due to higher expenses in the third quarter of 2013 for pipeline integrity management, labor, vehicle expense and compressor maintenance, offset by lower expenses for professional services and environmental remediation.

Administrative and general expenses were $10.5 million and $10.1 million for the three-month periods ended September 30, 2013 and 2012, respectively, a $0.4 million, or 3.8% increase. The increase is primarily due to higher expenses in the third quarter of 2013 for computer software maintenance, employee benefits and commitment fees associated with the Company's line of credit, offset partially by higher expenses transferred to capital.

Depreciation and amortization expenses were $8.8 million and $8.6 million for the three-month periods ended September 30, 2013 and 2012, respectively, a $0.2 million, or 2.5%, increase. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.

Interest expense was $7.7 million and $8.1 million for the three-month periods ended September 30, 2013 and 2012, respectively, a $0.4 million, or 5.0%, decrease. The decrease is a result of the change in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Miscellaneous other income, net increased by $0.2 million to $0.3 million for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. The increase is primarily due to higher equity in allowance for funds used during construction as a result of increased capital spending in 2013.

The provision for income taxes were $3.4 million and $4.5 million for the three-month periods ended September 30, 2013 and 2012, respectively, a $1.1 million, or 23.6% decrease. The decrease is commensurate with lower 2013 pre-tax income.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Operating revenues were $157.3 million and $161.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $4.6 million, or 2.9% decrease. The decrease is primarily due to lower storage capacity revenues resulting from a more normal winter season compared to the milder winter season in 2012 and lower revenue from incremental park and loan services.

Operations and maintenance expenses increased by $2.3 million, or 6.2%, for the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012. The increase is primarily due to higher expenses in 2013 for labor, pipeline integrity management, outside contracting, lube oil, and well testing, offset partially by lower expenses for environmental remediation and compressor maintenance.

Administrative and general expenses were $30.4 million and $29.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $1.0 million, or 3.3% increase. The increase is primarily due to higher expenses in 2013 for computer software maintenance, employee benefits, labor and fees associated with the Company's line of credit, offset partially by lower expenses for professional services and higher expenses transferred to capital.

Depreciation and amortization expenses were $27.0 million and $25.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $1.2 million, or 4.5% increase. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.

Taxes, other than income taxes, were $13.7 million and $13.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $0.6 million, or 4.6% increase. The increase is primarily due to higher expenses for ad-valorem tax in 2013.

Interest expense was $23.1 million and $24.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $1.2 million, or 5.0%, decrease. The decrease is a result of the change in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.

The provision for income taxes was $9.4 million and $12.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively, a $3.3 million, or 26.0% decrease. The decrease is commensurate with lower 2013 pre-tax income.

Liquidity and Capital Resources
We expect to have sufficient funds to fund our capital and other liquidity requirements over the next 12 months with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established in 2012, as discussed below.
Net cash provided by operating activities for the nine-month periods ended September 30, 2013 and 2012 was $67.1 million and $61.4 million, respectively. Net cash from operating activities was higher in 2013 primarily due to the timing of payments of accounts payable, lower pension funding in 2013 and fewer purchases of material and supplies inventory in 2013 compared to 2012. The increase was partially offset by lower 2013 operating income, excluding depreciation, and higher employee incentive payments in 2013. Funding to our pension plans is further discussed in Note 9 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the nine-month periods ended September 30, 2013 and 2012 was $58.2 million and $39.7 million, respectively. Cash used in investing activities was higher in 2013 primarily due to higher maintenance capital expenditures.
Net cash used in financing activities for the nine-month periods ended September 30, 2013 and 2012 was $34.2 million and $20.3 million, respectively. The increase is primarily due to a $5.0 million reduction in the outstanding balance of the Company's credit facility in 2013 and higher 2013 dividend payments.
6.75% Registered Senior Notes
At September 30, 2013, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.

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
6.75% Unregistered Senior Notes
At September 30, 2013, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1 of each year. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheet as all costs were written off as part of the purchase price allocation. However, the premium established as a result of the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star’s existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement.
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
Central’s 6.0% Senior Notes
At September 30, 2013, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1 of each year. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method which approximates the effective interest method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
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
Other
As of September 30, 2013, we had 466 full-time employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 351, or Union, previously International Union of Operating Engineers Local No. 647, covering 138 field employees. The collective bargaining agreement was ratified on January 4, 2013 and expires on April 1, 2017.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. FERC issued an order on July 10, 2013 assigning an Administrative Law Judge to hold a pre-hearing conference and establishing procedural time standards. The pre-hearing conference was held on July 24, 2013 and an "Order Adopting Protective Order" and an "Order Establishing Procedural Schedule and Rules of Conduct of the Hearing" were issued on July 29, 2013. The first settlement conference is scheduled to be held on November 20, 2013.
At September 30, 2013, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
Other
Contractual Obligations and Commitments
We expect to have estimated capital expenditures of $127.8 million in 2013, including approximately $23.3 million for projects under our pipeline integrity management program.
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
The Interstate Natural Gas Association of America, or INGAA, has filed on behalf of its members, including Central, two pleadings with the CFTC requesting that the interpretive guidance at issue be amended or clarified to exempt two-part fee service transactions already regulated by the FERC from further CFTC regulation under the Dodd-Frank Act. On October 9, 2012, INGAA filed a “Request for Clarification and No-Action Relief Regarding Commission Interpretive Guidance on Transportation and Storage Agreements with Two-Part Fee Structure Set Forth in the Commission’s Swap Definition Final Rule”. Besides requesting clarification that two-part rate interstate service agreements do not meet the definition of “swap” under the CFTC’s new regulations, this filing also requests the CFTC issue a no-action letter stating it will not take or recommend any enforcement action if INGAA’s member companies, including Central, do not treat such agreements as subject to the swap definition, at least for as long as and until the CFTC issues a final clarification, revision or response to the comments concerning such rule.
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
In addition on October 12, 2012, the FERC submitted similar comments to the CFTC consistent with INGAA and its members’ position. On November 14, 2012, the CFTC's Office of General Counsel issued a Response to Frequently Asked Questions, or FAQ, clarifying that "Two-Part" rate structures are not "options" within the meaning of the CFTC rules, supporting the position taken by INGAA and its members. While Central cannot state with complete certainty that INGAA will be successful in its efforts to modify the CFTC interpretive guidance on this issue, it believes INGAA’s filings have addressed Central’s concerns and provided sufficient protection from any risk of non-compliance with the CFTC rules, at least for the short-term.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our revolving credit facility, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At September 30, 2013, the weighted-average interest rate of our long-term debt was 6.15%. Our long-term debt issues, consisting of $200.0 million 6.75% Registered Notes, $50.0 million 6.75% Unregistered Notes and $230.0 million 6.0% Notes, each mature in 2016. The $4.0 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at September 30, 2013 had a carrying value of $483.3 million. At September 30, 2013, the fair value of our 6.75% Registered Notes, 6.75% Unregistered Notes, and 6.0% Notes was approximately $202.1 million, $50.5 million, and $255.9 million, respectively. These fair market values were estimated by discounting the 6.75% Registered Notes', 6.75% Unregistered Notes', and 6.0% Notes’ cash flows by the current yield rate of notes with similar characteristics, as recent transactions were not available due to recent market inactivity. At September 30, 2013, the Company had $35.0 million outstanding under our revolving credit facility with a weighted-average interest rate of 2.4%. There were no outstanding letters of credit issued under the Credit Agreement as of September 30, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of September 30, 2013, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SOUTHERN STAR CENTRAL CORP.

November 8, 2013	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

November 8, 2013	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	November 8, 2013
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	November 8, 2013
Susanne W. Harris

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	November 8, 2013
Jerry L. Morris

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	November 8, 2013
Susanne W. Harris
A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.