Form 10-K
period 2013-12-31
SOUTHERN STAR CENTRAL CORP
filed 2014-03-28
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
Aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of the registrant – Not applicable as registrant’s stock is not publicly traded.
As of March 28, 2014, registrant had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS
2013 FORM 10-K
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

•	operational risks and limitations of our pipeline and storage systems and of interconnected pipeline systems;

•	our ability to raise capital and fund capital expenditures in a cost-effective manner;

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
Southern Star Central Gas Pipeline, Inc.
Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system, including facilities for natural gas transmission and natural gas storage, with office headquarters in Owensboro, Kentucky. The pipeline system operates in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming, and serves customers in these seven states, including major metropolitan areas in Kansas and Missouri, which are its main market areas. As of December 31, 2013, Central’s natural gas pipeline system had a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines.
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
Central operates eight underground storage fields, seven in Kansas and one in Oklahoma, with an aggregate natural gas storage capacity of approximately 47 Bcf and an aggregate delivery capacity of approximately 1.3 Bcf of natural gas per day. The combination and market proximity of Central’s integrated transportation and storage system allow it to provide multiple, high-value services to its customers. Central’s service offerings include combined transportation/storage, transportation, storage, park and loan, and pooling. For the year ended December 31, 2013, 95% of Central’s operating revenues were obtained through daily firm reservation charges (“rent” charges under firm contracts) and 5% were obtained through commodity charges (“usage” charges based on volumes actually transported or stored under firm and interruptible contracts).
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2013, Central had customer transportation contracts with approximately 127 shippers. Shippers include regulated natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. Central transports natural gas to approximately 528 delivery points, including natural gas distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 15 years. At December 31, 2013, the average remaining contract life on a volume-weighted basis was approximately five years.

For the year ended December 31, 2013, approximately 88% of our total operating revenues were generated from long-term contracts with our top ten customers. Natural gas transportation services for the two largest customers, Laclede Gas Company, Missouri Gas Energy Division, or MGE, and Kansas Gas Service Company, or KGS, a division of ONE Gas, Inc., accounted for approximately 58% (approximately 31% and 27% respectively) of operating revenues for the year ended December 31, 2013. MGE sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. KGS sells or resells natural gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Central has had significant business relationships with both of these customers or their predecessors for more than 20 years. Central also receives revenues from other subsidiaries of Laclede Gas Company and ONE Gas, Inc., but these amounts were immaterial to Central’s aggregate 2013 revenues. No other customer accounted for more than 10% of our revenues in 2013.
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
Pipeline Operations
Central’s pipeline system receives natural gas supplies directly from the major production areas located in the Rocky Mountain, Anadarko and Hugoton basins. The Hugoton region is a mature basin with declining production; however, we believe new supplies from other regions including the Western Oklahoma area will more than offset the projected declines. We believe that the Mississippi Lime (Anadarko) area has substantial potential for incremental production. We believe that the strategic location of our pipeline system will continue to provide access to abundant natural gas supplies in the future.
The system has 23 pipeline interconnects with major interstate and intrastate pipelines that provide customers the opportunity to access natural gas from a variety of U.S. basins. Of the 23 interconnects, eight are delivery points; ten are receipt points; and five are bi-directional (both receipt and delivery) points. The large number and geographic diversity of interconnects provides Central’s customers with a high degree of flexibility in sourcing natural gas supplies and independence from any single interconnect. These interconnects allow the interaction of Central’s system with a substantial portion of the Midwestern natural gas market.
Central currently has 41 compressor stations with approximately 206,000 certificated horsepower. Thirty-three of Central’s compressor stations are controlled remotely by its Supervisory Control and Data Acquisition, or SCADA, and station automation systems. The SCADA system gathers data from various points on the pipeline such as compressor stations, chromatographs and metering stations. Central’s Gas Control Center remotely controls the operation of the automated engines at the compressor stations.
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
Services
Transportation/Storage. Central offers a no-notice service that combines its firm transportation and firm storage services to enable its customers to manage their weather sensitive needs. No-notice service requires Central to reserve a specified amount of capacity for customers and allows these customers to withdraw their gas from storage with little or no notice. This service has a fixed charge based upon the capacity reserved plus a small commodity charge and fuel retention charge based on the volume of gas actually transported. The storage component of this service provides the customer with the flexibility to inject natural gas supplies into storage during the non-winter months when the cost of natural gas supplies is generally lower. During the winter months, the customer withdraws the stored natural gas supplies as needed to satisfy its weather sensitive needs. On peak days, customers rely on the storage component of this firm transportation and firm storage service to satisfy up to two-thirds of their natural gas supply needs. No-notice service accounted for approximately 64% of our 2013, 2012 and 2011 operating revenues and approximately 72% of Central’s firm market area capacity as of December 31, 2013, 2012 and 2011. Of its firm production area capacity, this service represents approximately 45% as of December 31, 2013 and 44% as of December 31, 2012 and 2011, and approximately 85% of its firm storage deliverability as of December 31, 2013, 2012 and 2011, respectively.
Transportation. Central offers both firm and interruptible transportation service. Firm transportation service requires Central to reserve pipeline capacity at certain receipt and delivery points on its system. Firm customers generally pay based on the quantity of capacity reserved regardless of use plus a small commodity and fuel retention charge paid on the volume of gas actually transported. Firm transportation revenues tend not to vary over the term of the contract, except to the extent that Central’s rates for firm transportation services change. Under Central’s interruptible transportation service, Central agrees to transport gas for customers on a daily basis but does not reserve pipeline capacity for these services. Interruptible service customers pay only for the transportation of the volume of gas actually transported. Central transports natural gas from a receipt point to a delivery point principally under contracts with local natural gas distribution companies, electrical generators, industrials, marketers and producers. This service accounted for approximately 31% of our 2013 and 2012 operating revenues and approximately 32% of our 2011 operating revenues, approximately 28% of Central’s firm market area capacity as of December 31, 2013, 2012 and 2011, and of its firm production area capacity, approximately 55% as of December 31, 2013 and 56% as of December 31, 2012 and 2011, respectively.
Storage. Central provides both firm and interruptible storage service. Similar to Central’s transportation services, customers choose firm or interruptible storage services based on the importance of factors such as availability, price of service and the amount of storage capacity needed. Firm storage customers receive a specific amount of storage capacity including injection and withdrawal rights, while interruptible customers receive storage capacity when it is available. Customers are charged based on storage capacity held. Central has approximately 1.3 Bcf/day of firm storage deliverability capacity and 47 Bcf of on-system natural gas storage capacity. Central’s storage service allows shippers to store natural gas close to their customers. Central’s storage facilities are strategically located in close proximity to its key market areas. The majority of the firm storage capacity is contracted as a component of the transportation/storage service (approximately 85% of the firm storage deliverability). The stand-alone firm storage service (approximately 15% of firm storage deliverability) and interruptible storage service accounted for approximately 4% of our operating revenues for the year ended December 31, 2013.
Park and Loan. Central’s “park and loan” service is an interruptible service that provides customers with the flexibility to balance their supplies with market demand. Parking allows customers to bank delivered natural gas on the pipeline on a temporary basis. Loaning permits a shipper to borrow natural gas from Central’s system on a temporary basis and later return an identical quantity of natural gas at a designated point on the pipeline. Charges are based on the volume of gas parked or loaned. This service accounted for approximately 1% of our operating revenues for the year ended December 31, 2013.
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

The following is a summary of recent market expansion projects completed or in progress, as well as market initiatives Central has recently pursued or is currently pursuing:
ONG Ottawa - In March of 2013, Central placed into service a new delivery facility for Oklahoma Natural Gas near Ottawa, Oklahoma. This facility was constructed to meet both existing and new incremental load at that location. It was supported by an incremental five-year contract expected to generate approximately $0.4 million in revenue over the contract term.
Linn Energy Sublette - In April of 2013, Central installed a new delivery point for service to Linn Energy's Sublette Station. This production area expansion is supported by a five-year firm transportation contract for 5,000 Dekatherms, or Dths/day, and is expected to generate approximately $0.4 million in annual revenue.
Black Hills Cheyenne Prairie - Black Hills subsidiary Cheyenne Light Fuel & Power is moving forward with its Cheyenne Prairie power generation project in Cheyenne, Wyoming. The project consists of a five-mile lateral line and delivery meter station in Laramie County, Wyoming and is expected to be completed in the second quarter of 2014. This production area expansion is supported by a seven-year, seven-month firm transportation contract for 10,000 Dths/day. The contract will become effective in October of 2014 and is expected to generate approximately $0.7 million in annual revenue.
Straight Blackwell Expansion Project - Central completed a binding open season for the “Straight Blackwell Expansion Project” to add incremental firm transportation capacity to our system to serve portions of Oklahoma, Kansas and Missouri. The open season generated interest from shippers for an additional 225,000 Dths/day of capacity and is slated to be in service during the fourth quarter of 2014. Portions of the project were constructed during 2013 and the remainder will be completed during 2014. New and incremental receipts from two gas processing plants in Woods County, Oklahoma will be able to transport gas to the Production/Market Interface, or PMI, and to a new delivery point to Natural Gas Pipeline Company of America, or NGPL, in Beaver County, Oklahoma. The facilities required for two receipt points and the deliveries to NGPL will be placed in service during the first quarter of 2014. The facilities required for deliveries to the PMI will be completed during the third quarter of 2014. The project is supported by contracts with terms up to ten years and is expected to generate approximately $6.8 million in annual revenue.
Sedalia Expansion Project - Central conducted an open season in March 2013 for incremental service on its Sedalia system in Missouri. The open season generated interest in an incremental 10,600 Dths/day in the market area. The project was placed in service November 1, 2013. The project is supported by firm transportation agreements with a 20-year term and is expected to generate approximately $0.5 million in annual revenue.
Blackwell to Shidler Expansion - Central conducted an open season during May 2013 for interest in expanding its Blackwell to Shidler segment in Oklahoma. Central received binding bids for 6,217 Dths/day of capacity. Central anticipates facilities to be in service January 1, 2015. The project will be supported by contracts with a ten-year term and is expected to generate $0.3 million in annual revenue.
Sunflower Rubart Expansion - Central constructed a new delivery point to serve Mid-Kansas Electric's Rubart Generating Station in Grant County, Kansas. The point will be capable of delivering 50,000 Dths/day to the plant. The project is expected to be placed in service during the first quarter of 2014. The costs of the project are reimbursable to Central.
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
Superior Pipeline Bellmon - During 2013, Central upgraded a receipt point in the Noble County, Oklahoma area capable of receiving up to 50,000 Dths/day. Central is currently upgrading the facility to receive up to 90,000 Dths/day. The upgrade is expected to be in service during the second quarter of 2014. The costs of the interconnect point are reimbursable to Central.
TEG Transmission - Central is installing a new receipt point in the Leavenworth County, Kansas area capable of receiving up to 2,000 Dths/day. The project is expected to be placed in service during the second quarter of 2014. The costs of the interconnect point are reimbursable to Central.

Devon Grant County - Central installed a new receipt point for Devon Energy in Grant County, Oklahoma during 2013. The facility is capable of receiving 30,000 Dths/day into the Central system. The project was placed in service in July 2013. The costs of the interconnect have been reimbursed to Central.
PVR Midstream Logan County - Central installed a new receipt point in Logan County, Oklahoma capable of receiving 42,000 Dths/day. The project was placed in service December 26, 2013. The costs of the interconnect have been reimbursed to Central.
TIGT Yuma County - Central initiated construction of a new receipt point in Yuma County, Colorado capable of receiving up to 25,000 Dths/day. The project is expected to be in service during the first quarter of 2014. The costs of the interconnect point are reimbursable to Central.
Superior Pipeline Perkins - Central is upgrading an existing receipt point in Lincoln County, Oklahoma capable of receiving up to 15,000 Dths/day. The project is expected to be placed in service during the first quarter of 2014. The costs of the upgrade are reimbursable to Central.
Various Other Projects and Initiatives - In addition, we are in the preliminary stages of evaluating three new supply/receipt projects that would add approximately 70,000 Dths/day of incremental gas supply volumes into the pipeline system.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014. The settlement, if approved, will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing, and will require Central to make refunds to its customers for revenues collected in excess of settlement rates for the months of December 2013 and January 2014.

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
In 2002, the U.S. Congress enacted the Pipeline Safety Improvement Act, or PSIA, with final regulations implementing the PSIA issued in December 2003. The PSIA made numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs include a baseline integrity assessment of each facility located in high consequence areas, or HCAs, that must be completed within ten years of the enactment of the PSIA. Central completed the initial 10-year assessment in December 2012. In January 2011, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the Act, was enacted, setting forth certain requirements of the Pipeline and Hazardous Materials Safety Administration, or PHMSA, to produce certain studies and follow-up rulemakings for the natural gas pipeline industry. PHMSA has yet to issue a Notice of Proposed Rulemaking or a follow-up final set of rules. The Act contemplates, among other things, a broadened definition of HCA, the installation of automated or remote control valves, as well as the validation of Maximum Allowable Operating Pressures of all pipelines included in the newly defined HCAs. Based on current information, we do not expect these costs to have a material adverse effect on our financial position or results of operations.
Environmental Matters
Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the U.S. Environmental Protection Agency, or EPA, has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing operations. Based on an analysis of these regulations, management does not expect there to be a material impact to Central's existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” that imposes requirements for some of Central’s existing operations. There are also other potential state or federal regulations or legislation related to greenhouse gas emissions that could impact Central’s existing operations if promulgated. Central continues to monitor the progress of any proposed rules or legislation and will determine any impact once the regulations have been promulgated.
Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils, and related properties at certain compressor station sites and has been involved in negotiations with the EPA and state agencies to develop screening, sampling, and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.0 million at December 31, 2013 and $1.2 million at December 31, 2012, representing the current estimate of future environmental testing and cleanup costs, most of which is expected to be incurred over the next three to four years. However, timing is highly dependent upon State and Federal negotiations.

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
Employees
As of December 31, 2013, we had 498 full time employees at Central and none at Southern Star. Central has a collective bargaining agreement with the International Union of Operating Engineers Local No. 351, or the Union, previously the International Union of Operating Engineers Local No. 647, covering 155 field employees. The collective bargaining agreement expires on April 1, 2017.
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
As of December 31, 2013, we were aware of mercury contamination that requires characterization at approximately nine of our meter sites, covering three states with remediation anticipated at all nine sites.
We have an active program to identify and clean up contamination at our facilities. In general, the known contamination is limited to soils within the property boundaries of the sites. We have an accrued liability of $1.0 million as of December 31, 2013, representing the estimate of future cleanup costs, most of which is expected to be incurred over the next three to four years. However, timing is highly dependent upon State and Federal negotiations.
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
Studies have suggested that greenhouse gases may be contributing to the warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. On September 22, 2009, the EPA promulgated a mandatory greenhouse gas reporting rule that imposes requirements for some of Central’s existing operations. While we do not expect that these requirements will have a material impact on Central’s existing operations during 2014, there are also other various proposed rules and possible federal legislation related to greenhouse gas emissions that could impact Central’s existing operations. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, in areas in which we conduct business, could result in changes to the consumption and demand for natural gas and carbon dioxide produced from our source fields and could have adverse effects on our business, financial position, results of operations and prospects.
We do not control the rates that we are allowed to charge for our services and those rates may be decreased at any time, thereby decreasing our revenues and operating results.
Our rates and the terms and conditions of our transportation and storage services are subject to regulation and approval by the FERC. The FERC regulatory process affords customers and state regulatory commissions the opportunity to take an active role in advising the FERC as to our rates and terms and conditions. We periodically file general rate cases with the FERC. In compliance with the terms of the settlement in our 2008 rate case (Docket No. RP08-350), we filed a new 2013 general rate case (Docket No. RP13-941) to be effective December 1, 2013. Pursuant to the principles of settlement reached with active parties in the 2013 rate case, Central filed a Stipulation and Agreement on March 7, 2014. The settlement, if approved, will require Central to submit another rate case filing no later than November 1, 2021. Whenever we file a general rate case, unfavorable rulings by the FERC could adversely impact our results of operations.

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
There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, gas losses due to such failures, the performance of pipeline facilities below expected levels of capacity and efficiency, the collision of equipment with our pipeline facilities (which may occur if a third party were to perform excavation or construction work near our facilities), and catastrophic events such as explosions, fires, earthquakes, floods, tornadoes, landslides or other similar events beyond our control. It is also possible that our infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operation of our pipeline caused by such an event could reduce revenues generated by us and increase expenses, thereby impairing our ability to meet our obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.
Reduction in firm reservation agreements and the demand for interruptible services could cause significant reductions in our revenues and operating results.
For the year ended December 31, 2013, approximately 96% of our firm contracted market area capacity, 96% of our firm contracted production area capacity and 100% of our firm contracted storage capacity were under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship or store volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.
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

The inability to continue to access lands owned by third parties could adversely affect the Company's ability to operate and/or expand its pipeline business.
The ability of the Company to operate in certain geographic areas will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way. Securing additional rights-of-way is also critical to the Company's ability to pursue expansion projects. Even though most of the Company's rights-of-way are perpetual and even though the Company generally has the right of eminent domain, the Company cannot assure that it will be able to acquire all of the necessary new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current rights-of-way or that all of the rights-of-way will be obtainable in a timely fashion. The Company's financial position could be adversely affected if the costs of new or extended rights-of-way materially increase or the Company is unable to obtain or extend the rights-of-way in a timely manner.
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
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2013, our Consolidated Balance Sheets reflected approximately $471.0 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on stockholder's equity and balance sheet leverage as measured by debt to total capitalization.
Department of Transportation and other pipeline safety regulations may impose significant costs and liabilities on us.
The U.S. Department of Transportation, or DOT, through the Pipeline and Hazardous Materials Safety Administration, has regulations that govern all aspects of the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against the Company. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk-prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation.
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
Cybersecurity breaches, failures of our information technology systems and other disruptions or security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal identification information of our employees, in our data centers and on our networks. We are also highly dependent on financial, accounting and other data processing systems and other communications and information systems. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Also, if a key system was to fail or experience unscheduled downtime for any reason, our operations and financial results could be affected adversely. Any such breach or malfunction could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and cause a loss of confidence in our services, which could adversely affect our business.
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
Operating revenues related to transportation and storage contracts with our ten largest customers accounted for approximately 88% of operating revenue during the year ended December 31, 2013. Approximately 58% of our operating revenues during the year ended December 31, 2013 were generated from transportation and storage services to our two largest customers, KGS and MGE. We have multiple service contracts for the delivery and storage of natural gas with both KGS and MGE. The largest contracts by volume for each of these two customers were extended for an additional five years and are now set to expire in 2018. Accordingly, a decision by KGS or MGE, or other principal customers, not to renew or extend their contracts or to reduce firm reservation capacity upon renewal or extension of their contracts could cause a significant reduction in our revenues and could have a material adverse effect on our business, financial position and results of operations.
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
Central is party to a collective bargaining agreement with the International Union of Operating Engineers Local No. 351, or the Union, previously the International Union of Operating Engineers Local No. 647. Disputes with regard to the terms of the collective bargaining agreement or our potential inability to negotiate an acceptable contract with the Union prior to the expiration of the existing agreement on April 1, 2017 could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If the unionized workers were to engage in a strike or work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations, which could compromise our service reliability, or higher ongoing labor costs, either of which could have a material adverse effect on the results of our business, financial condition and results of operation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Ownership of Property
Central’s pipeline system includes approximately 6,000 miles of mainline and branch transmission and storage pipelines, eight storage fields and 41 compressor stations located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned in fee by others. Most of these easements and rights-of-way are perpetual in nature and any term leases are effective as long as the appropriate payments are made. Central’s compressor stations with appurtenant facilities are located in whole or in part upon lands owned by Central in fee, or held under the same type of term lease as described above, pursuant to permits issued or approved by public authorities, or pursuant to perpetual easements granted by private landowners. Central’s pipeline, storage and compressor facilities are all subject to FERC certificates, the issuance of which provides Central with eminent domain rights to occupy its right-of-way for certain pipeline-related purposes.
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Authority for use of a headquarters building in Owensboro, Kentucky. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease.
We believe that our properties are adequate and suitable to conduct our ongoing business.
Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
None.
PART II.
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. As of December 31, 2013, all of our common stock was held by one holder of record.
We have outstanding $200.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Registered Notes, and $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Under the indentures for our 6.75% Registered Notes and 6.75% Unregistered Notes, the declaration and payments of dividends or distributions to equity holders are subject to, with certain limited exceptions, a minimum fixed charge coverage ratio and cumulative available cash flows from operations or a leverage ratio, subject to certain conditions, as defined in the indenture. Dividends or returns of capital declared during the years 2013 and 2012 were approximately $37.7 million and $28.2 million, respectively. We expect to continue to pay dividends as permitted under the indenture on a quarterly basis.

Item 6. Selected Financial Data
The following table presents our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.
Southern Star Central Corp. and Subsidiaries
Selected Financial Data
(In thousands)

	Successor (a)		Predecessor (a)
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Statement of Net Income Data:
Operating Revenues	$216,179	$60,838	$157,736	$214,093	$214,142	$220,801
Operating Costs and Expenses:
Operations and maintenance	54,402	13,624	36,372	51,463	49,253	50,135
Administrative and general	42,358	10,589	28,624	37,486	37,770	42,954
Depreciation and amortization	36,007	9,404	25,114	33,150	31,057	32,238
Taxes, other than income taxes	18,377	4,597	12,708	16,884	16,153	15,293
Total Operating Costs and Expenses	151,144	38,214	102,818	138,983	134,233	140,620
Operating Income	65,035	22,624	54,918	75,110	79,909	80,181
Interest Expense (Income):
Interest expense	30,873	8,074	23,735	32,367	32,367	32,556
Interest income	(38)	(12)	(37)	(96)	(96)	(308)
Miscellaneous other income	(888)	(200)	(637)	(6,873)	(768)	(49)
Income Before Income Taxes	35,088	14,762	31,857	49,712	48,591	47,982
Provision for Income Taxes	13,130	5,820	12,511	19,495	18,526	19,010
Net Income	$21,958	$8,942	$19,346	$30,217	$30,065	$28,972

Balance Sheet Data (end of period):
Cash and Cash Equivalents	$18,388	$37,467	$31,251	$23,501	$23,200	$38,789
Property, Plant & Equipment, net	766,242	681,975	657,060	645,347	637,793	607,794
All Other Assets	592,953	615,420	438,557	450,623	428,787	438,671
Total Assets	$1,377,583	$1,334,862	$1,126,868	$1,119,471	$1,089,780	$1,085,254

Capitalization:
Current maturities of long-term debt	$280	$265	$265	$250	$235	$745
Total long-term debt, net of current portion	486,902	488,408	482,034	481,836	481,453	481,054
Common stockholder’s equity	567,446	583,227	430,473	429,934	432,550	429,730
Total Capitalization	$1,054,628	$1,071,900	$912,772	$912,020	$914,238	$911,529
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 15 years. Total average remaining contract life on a volume-weighted basis at December 31, 2013 was approximately five years.
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014. The settlement, if approved, will require Central to make refunds to its customers for revenues collected in excess of settlement rates for the months of December 2013 and January 2014.

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

On April 4, 2013, Central completed the installation of a new delivery point for service to Linn Energy's Sublette Station. This expansion was supported by a five-year firm transportation contract for 5,000 Dths/day that was effective September 1, 2012. The expansion is expected to generate revenues of $0.4 million annually.
On February 1, 2013, Central was selected by Black Hills subsidiary, Cheyenne Light Fuel & Power, as the gas transportation provider for the Cheyenne Prairie power generation project in Cheyenne, WY. The project consists of a five-mile lateral line and delivery meter station in Laramie County, WY. This expansion is supported by a seven-year, seven-month firm transportation contract for 10,000 Dths/day and is expected to be effective October 1, 2014. The expansion is expected to generate revenues of $0.7 million annually.
On May 14, 2013, Central concluded an open season for the "Blackwell to Shidler Expansion Project" to reserve capacity for the Oklahoma Municipal Power Authority, or OMPA. The project is supported by a 10-year transportation agreement for approximately 6,000 Dths/day and is expected to be effective January 1, 2015. The expansion is expected to generate revenues of $0.3 million annually.

Central finalized agreements with two shippers on May 21, 2013 for the "Straight Blackwell Expansion Project" to expand capacity on its Straight-Blackwell system. The expansion will require the installation of new meter stations, pressure regulators and a pipeline pressure uprate. The project is supported by five-year and ten-year firm transportation agreements for approximately 225,000 Dths/day and is expected to be effective October 1, 2014. The project is expected to generate revenues of $6.8 million annually.

Central concluded an Open Season on April 1, 2013 for the "Sedalia Expansion Project" to reserve capacity on its Sedalia Line. The project is supported by a 20-year firm transportation agreement for approximately 11,000 Dths/day of capacity that was effective November 1, 2013. The project is expected to generate revenues of $0.5 million annually.

Acquisition
On August 23, 2012, GE entered into an agreement to sell to MSIP its 60% economic stake and 50% voting stake in the Company through the sale of its interests in EFS. The Sale was consummated on September 24, 2012. The Company is now indirectly wholly owned by MSIP.

Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codifications, or the ASC. The total consideration, including the estimated fair value of MSIP's original 40% economic interest, has been "pushed down" and allocated to our assets and liabilities. Our financial statements, related to periods prior to the Sale, reflect the previous accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, our Consolidated Statements of Net Income and Cash Flows for the period January 1, 2012 through September 23, 2012 and the year ended December 31, 2011 each reflect the operations of the Predecessor. Our Consolidated Statements of Net Income and Cash Flows for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, and the Consolidated Balance Sheets as of December 31, 2013 and 2012 each reflect the operations and financial position of the Successor.

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
Goodwill
As a result of the Sale, we recorded $471.0 million of goodwill. Goodwill is not amortized and is subject to an annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred in accordance with Goodwill and Other Intangible Assets Topic 350 of the ASC. Fair value is based on an income approach with an appropriate risk-adjusted discount rate. Significant assumptions inherent in the methodology are employed and include such estimates as discount rates. Please see Note 2 of the accompanying Notes to the Consolidated Financial Statements.
Revenues Subject to Refund
The FERC regulatory processes and procedures govern, among other matters, Central’s tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted. At December 31, 2013, Central had estimated reserves for revenues subject to refund pending settlement of its RP13-941 rate proceeding of $4.4 million, excluding interest, which will be refunded to customers within 60 days of final approval by the FERC. The reserve is included in Other accrued liabilities on the Consolidated Balance Sheet. If the actual refunds differ from the estimated refund liability, revenues would be impacted by the difference between estimated and actual refunds.
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
We operate under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central, and will pay all taxes shown thereon to be due. Holdings and Central generally make payments to Southern Star for their federal and state income tax liabilities as though they were filing separate returns. Southern Star has an obligation to indemnify Holdings and Central for any liability that they incur for taxes of the affiliated group of which Southern Star, Holdings and Central are members under Treasury Regulations Section 1.1502-6 and similar state statutes.
Other
Please refer to the accompanying Notes to the Consolidated Financial Statements for a complete discussion of significant accounting policies.
Results of Operations
Results of operations for all periods presented include the operations of Central, our only operating subsidiary. All periods include the application of purchase accounting. The periods subsequent to September 23, 2012 reflect the impact of the Sale. For discussion purposes, we have combined the results of operations for the Successor and Predecessor periods of 2012 because we believe it facilitates the comparison of 2013 and 2011 operating and financial performance to 2012 and because the operations of Southern Star have not changed as a result of the Sale. Pro forma results of operations are not presented, as the only continuing impacts of the Sale on the results of operations are those discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements.
Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following table sets forth our selected results of operations data for the years ended December 31, 2013, 2012 and 2011:

	Successor	Successor/Predecessor	Predecessor
	For the Year Ended December 31, 2013	(Unaudited) Combined Year Ended December 31, 2012	For the Year Ended December 31, 2011

	(In thousands)
Operating revenues	$216,179	$218,574	$214,093
Operations and maintenance	54,402	49,996	51,463
Administrative and general	42,358	39,213	37,486
Depreciation and amortization	36,007	34,518	33,150
Taxes, other than income taxes	18,377	17,305	16,884
Operating income	65,035	77,542	75,110

Other (Income) Deductions:
Interest expense	30,873	31,809	32,367
Interest income	(38)	(49)	(96)
Miscellaneous other income, net	(888)	(837)	(6,873)
Total Other Deductions	29,947	30,923	25,398
Income before income taxes	35,088	46,619	49,712
Provision for income taxes	13,130	18,331	19,495
Net Income	$21,958	$28,288	$30,217

Comparison of the Years Ended December 31, 2013 and 2012
Operating revenues were $216.2 million for the year ended December 31, 2013, a $2.4 million, or 1.1% decrease from $218.6 million in 2012. The decrease in 2013 is principally due to lower storage capacity revenues resulting from a normal winter season compared to the milder winter season in 2012 and lower revenue from the incremental park and loan services, partially offset by higher transportation reservation revenue.
Operations and maintenance expenses were $54.4 million for the year ended December 31, 2013, a $4.4 million, or 8.8%, increase from $50.0 million in 2012. The increase is principally due to higher expenses in 2013 for pipeline integrity management, labor, engine overhauls and maintenance, geographic information systems, outside contracting, lube oil, and well testing, offset partially by lower expenses for environmental remediation and outside engineering support for encroachments.
Administrative and general expenses were $42.4 million for the year ended December 31, 2013, a $3.2 million, or 8.0%, increase from $39.2 million in 2012. The increase is principally due to higher expenses in 2013 for labor, employee benefits, computer software maintenance and fees associated with the Company's line of credit, offset partially by lower expenses for professional services and higher expenses transferred to capital.
Depreciation and amortization expenses were $36.0 million for the year ended December 31, 2013, a $1.5 million, or 4.3%, increase from $34.5 million in 2012. The increase is primarily due to asset additions to the 2013 depreciable base for transmission mains.
Taxes other than income taxes were $18.4 million for the year ended December 31, 2013, a $1.1 million, or 6.2%, increase from $17.3 million in 2012. The increase is primarily due to higher ad-valorem tax assessments in 2013.
Interest expense was $30.9 million for the year ended December 31, 2013, a $0.9 million, or 2.9% decrease from $31.8 million in 2012. The decrease is a result of the change in the amortization of debt discounts/premiums as a result of the Sale in the third quarter 2012, as further discussed in Note 3 of the accompanying Notes to the Consolidated Financial Statements. The decrease was partially offset by higher interest expense associated with the Company's line of credit.
Interest income was comparable for each of the years ended December 31, 2013 and 2012.
The provision for income taxes was $13.1 million for the year ended December 31, 2013, a $5.2 million, or 28.4%, decrease from $18.3 million in 2012, commensurate with lower pre-tax income. Our effective tax rate for 2013 was 37.4% compared to 39.3% for the same period in 2012. The comparability of our reported income taxes for the reported periods were affected by a Kansas property expense deduction enacted in 2012. Kansas Senate Bill 196 created an expense deduction against Kansas taxable income for businesses that invest in property located in Kansas. This deduction reduced our 2012 Kansas state taxes by $0.7 million and was recorded as an adjustment in 2013. If the expensing deduction exceeds Kansas net income, such excess is treated as a Kansas net operating loss that may be carried forward. Such is the case for 2013 where the estimated savings of $0.6 million will be carried forward to 2014.
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
Operations and maintenance expenses were $50.0 million for the year ended December 31, 2012, a $1.5 million, or 2.9%, decrease from $51.5 million in 2011. The decrease is principally due to lower expenses in 2012 for pipeline integrity management program and labor, offset partially by higher expenses in 2012 for compressor engine overhauls and maintenance.
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
Miscellaneous other income, net was $0.8 million for the year ended December 31, 2012, a $6.0 million decrease from 2011. The decrease is a result of the sale of excess working gas converted from base gas as a result of the "Storage Expansion Project" in 2011.
The provision for income taxes was $18.3 million for the year ended December 31, 2012, a $1.2 million, or 6.0%, decrease from $19.5 million in 2011, commensurate with lower pre-tax income. Our effective tax rate for 2012 was 39.3% compared to 39.2% for the same period in 2011.
Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established in 2012, as discussed below. The following table sets forth our selected cash flow data for the years ended December 31, 2013, 2012 and 2011:

	Successor	Successor/Predecessor	Predecessor
	For the Year Ended December 31, 2013	(Unaudited) Combined Year Ended December 31, 2012	For the Year Ended December 31, 2011

Net income	$21,958	$28,288	$30,217
Adjustments to reconcile net cash provided from operations	55,631	45,485	37,358
Net cash provided by operating activities	77,589	73,773	67,575

Net cash used in investing activities	(118,007)	(70,083)	(34,162)

Net cash provided by (used in) financing activities	21,339	10,276	(33,112)

Net change in cash and cash equivalents	(19,079)	13,966	301
Cash and cash equivalents at beginning of period	37,467	54,752	23,200
Cash and cash equivalents at end of period	$18,388	$68,718	$23,501
Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $77.6 million and $73.8 million, respectively. Net cash from operating activities was higher in 2013 primarily due to higher 2013 cash receipts for reimbursable projects, an insurance settlement, a decrease in purchases of materials and supplies inventory and lower pension funding. The increase was partially offset by lower 2013 operating income, excluding depreciation, higher incentive payments and higher property and liability insurance premiums. Funding to our pension plans is further discussed in Note 10 of the accompanying Notes to the Consolidated Financial Statements.

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $118.0 million and $70.1 million, respectively. Cash used in investing activities was higher in 2013 primarily due to higher capital expenditures for maintenance and expansion projects.
Net cash provided in financing activities for the years ended December 31, 2013 and 2012 was $21.3 million and $10.3 million, respectively. The change is primarily due to draws on the credit facility being $20.0 million higher in 2013 than in 2012, partially offset by higher 2013 common stock dividend payments.
Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $73.8 million and $67.6 million, respectively. Net cash from operating activities was higher in 2012 primarily due to higher cash receipts for reimbursable projects, higher 2012 storage revenues and lower 2012 pension funding. The increase was partially offset by increased materials and supplies inventory and higher cash payments for income taxes in 2012. Funding to our pension plans is further discussed in Note 10 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $70.1 million and $34.2 million, respectively. Cash used in investing activities was higher in 2012 primarily due to higher maintenance capital expenditures and a receipt of proceeds, in 2011, from the sale of an asset, partially offset by lower capital expenditures for expansion in 2012 and the purchase of storage acreage in 2011.
Net cash provided from financing activities was $10.3 million for the year ended December 31, 2012, as compared to net cash used of $33.1 million for the same period in 2011. The change is primarily due to a $40.0 million draw on the credit facility established in 2012 and lower 2012 common stock dividend payments, partially offset by the issuance costs associated with the establishment of the credit facility, further discussed in Note 5 of the accompanying Notes to the Consolidated Financial Statements.
 6.75% Registered Notes
At December 31, 2013 and 2012, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Notes
At December 31, 2013 and 2012, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75%

Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At December 31, 2013 and 2012, we had $100.0 million and $40.0 million outstanding under our revolving credit facility with stated interest rates of 2.17% and 2.2%, respectively. There were no outstanding letters of credit issued under the Credit Agreement as of December 31, 2013 and 2012.
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
Central’s 6.0% Notes
At December 31, 2013 and 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A. as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014. The settlement, if approved, will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing, and will require Central to make refunds to its customers for revenues collected in excess of settlement rates for the months of December 2013 and January 2014.

At December 31, 2013, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
Other
Contractual Obligations and Commitments
The table below summarizes our significant contractual obligations and commitments for the years indicated as of December 31, 2013:

Payments Due by Period
(In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$556,688	$30,675	$526,013	$—	$—
Short-term borrowing and other (2)	100,134	100,134	—	—	—
Capital lease obligations (3)	5,816	528	1,079	1,100	3,109
Operating lease commitments	1,033	264	321	91	357
Purchase obligations	3,975	3,975	—	—	—
Capital expenditure commitments (4)	38,403	27,446	10,957	—	—
Total	$706,049	$163,022	$538,370	$1,191	$3,466
_________________________

(1)	Includes principal and interest payments of our 6.75% Registered Notes, 6.75% Unregistered Notes and 6.0% Notes, all of which will mature in 2016.

(2)	Short-term borrowings consist of amounts outstanding and the associated contractual interest payments under the Credit Agreement.

(3)	Includes principal and interest payments.

(4)	Capital expenditure commitments represent estimated commitments to third parties to construct facilities in future periods.
We have estimated capital expenditures of $65.3 million in 2014. We expect to fund 2014 capital expenditures with cash on hand, cash flows from operating activities and by drawing on a credit facility that was established on July 3, 2012.

Central expects to contribute approximately $7.8 million to its Retirement and Post Retirement Medical Benefit Plans in 2014. See Note 10 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.
Contractual obligations and commitments are expected to be funded with cash flows from operating activities, borrowings under the Credit Agreement or by accessing capital markets, if needed and available.
Contingencies
See Note 6 of the accompanying Notes to the Consolidated Financial Statements for further information that may cause operating and financial uncertainties.
Effects of Inflation
Central generally has experienced increased costs over the last three years due to the effect of inflation on the cost of labor and benefits, materials and supplies, and property, plant and equipment. A portion of the increased expenses resulting from labor, materials and supplies can directly affect income through increased operating and administrative costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Central’s property, plant, equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to authorized historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe Central will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation, along with competition and other market factors, limit Central’s ability to price services or products to reflect increased costs resulting from inflation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our Credit Agreement, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At December 31, 2013, the weighted-average interest rate of our long-term debt was 6.15%. Our $200.0 million (6.75% Registered Notes), $230.0 million (6.0% Notes) and $50.0 million (6.75% Unregistered Notes) long-term debt issues mature in 2016. The $4.0 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. Our long-term debt at December 31, 2013 had a carrying value of $483.0 million. At December 31, 2013, the fair value of our 6.75% Registered Notes, the 6.75% Unregistered Notes, and the 6.0% Notes was approximately $201.2 million, $50.3 million, and $255.1 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. At December 31, 2013, we had $100.0 million outstanding under our Credit Agreement at a weighted-average interest rate of 2.17%, for which the rate is reset periodically. A 1% increase in interest rates would increase our cash payments for interest on the credit facility by approximately $1.0 million on an annualized basis.

Item 8. Financial Statements and Supplementary Data
See our accompanying consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this annual report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures – As of December 31, 2013, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on

management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Management
Directors and Officers of Southern Star Central Corp.
The following is a list of Southern Star’s directors and officers, their ages and their positions as of March 1, 2014.

Name	Age	Position
Thomas M. Gray	41	Director
John V. Veech	55	Director
John B. Watt	57	Director
Jerry L. Morris	58	President and Chief Executive Officer
Susanne W. Harris	55	Vice President, Chief Financial Officer and Treasurer
Directors and Officers of Southern Star Central Gas Pipeline, Inc.
The following is a list of Central’s directors and officers, their ages and their positions as of March 1, 2014.

Name	Age	Position
Thomas M. Gray	41	Director
John V. Veech	55	Director
John B. Watt	57	Director
Jerry L. Morris	58	President and Chief Executive Officer
Robert S. Bahnick	54	Vice President and Chief Operations Officer
Robert W. Carlton	53	Vice President and Chief Compliance Officer
David L. Finley	49	Vice President and Chief Administrative Officer
Susanne W. Harris	55	Vice President, Chief Financial Officer and Treasurer
Philip A. Rullman	55	Vice President and Chief Commercial Services Officer
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
Jerry L. Morris became President and CEO of Southern Star and Central in August 2005. He had been President and Chief Operating Officer, or COO, of Central since February 2004. Previously, he served as Central’s Vice President/Director of Business Development since 2001, and held the position of Director of Rates and Strategic Planning for Central and/or its predecessors or affiliates since 1987. Mr. Morris has held a variety of positions in accounting, business development and rates during his 36 years in the interstate natural gas pipeline industry. Mr. Morris earned his B.S. in Accounting from Murray State University in 1977, and his M.B.A. from the same institution in 1985. He is active in several industry organizations.
Robert S. Bahnick became Vice President and Chief Operations Officer of Central in February 2011. Previously he served as Senior Vice President of Operations and Technical Services for Central since July 2003 and Vice President of Operations and Technical Services since November 2002, Vice President of Operations for Central since 1998, and prior to that time, served in a similar position for either predecessors and/or affiliates of Central since 1996, with a total of 32 years in the interstate natural gas pipeline industry. Mr. Bahnick earned his B.S. in Mechanical Engineering from Pennsylvania State University in 1981. Mr. Bahnick is a registered Professional Engineer, a member of the Southern Gas Association, and a member of American Society of Mechanical Engineers and Interstate Natural Gas Association of America Operations, Safety and Environmental Committee.
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
David L. Finley became Vice President and Chief Administrative Officer of Central in February 2011. Previously he served as Central's Vice President of Information Technology since July 2003, Central’s Director of Information Technology since November 2002, and prior to that time served as manager of Operations and Engineering systems for Central and/or its affiliates since 1998, holding a variety of positions in Information Technology during his 27 years in the interstate natural gas pipeline industry. Mr. Finley earned his B.S. in Geology from Murray State University in 1986.
Susanne W. Harris became Vice President, CFO, and Treasurer of Southern Star and Central in August 2005. She had been Vice President of Finance and Accounting for Central since July 2003, has served as Assistant Treasurer for Central since November 2002, and as Central’s Controller and Chief Accounting Officer since March 2000, serving in a similar position for its affiliates since 1997. Ms. Harris has held a variety of positions in finance and accounting during her 34 years in the interstate natural gas pipeline industry. Ms. Harris earned her B.S. in Accounting from Brescia College in 1979 and her M.B.A. from Murray State University in 1989. She is a member of accounting committees for the American Gas Association, the Southern Gas Association, and the Interstate Natural Gas Association of America.
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
We are not required to establish an audit committee since we do not have securities traded on a national securities exchange. Due to the small size of our Board, the full Board acts in the capacity of an audit committee. Furthermore, none of our Board members are required to be either "audit committee financial experts" or "independent" within the meaning of Federal securities laws.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended December 31, 2013 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers identified in the “Summary Compensation Table”. The Board makes all decisions for the total direct compensation of our named executive officers with the input of our CEO.
The Board utilizes compensation data from annual surveys conducted on behalf of the Natural Gas Transmission Industry, or NGTI, and by the American Gas Association, or AGA, in both of which Central participates. The 2013 NGTI survey data is a confidential compilation derived from information provided by 19 natural gas transmission pipeline company participants, including peer pipeline companies. For executive compensation, the Board also utilizes compensation data from a confidential annual survey performed by the AGA. The 2013 AGA data is a compilation derived from information provided by 62 AGA member organizations, including the following peer pipeline companies: Centerpoint Energy, Entergy Corporation, Oneok, Inc., Questar Corporation, Nisource, Inc., and Transcanada Corporation. Additionally, management engaged Mercer, an independent compensation consultant, which utilized its own data for energy companies as well as data from the NGTI and AGA surveys, to conduct its study. The Board of Directors may also engage, from time to time, outside compensation consultants to conduct a survey of compensation for the industry.
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
The Board believes that incentives should be competitive in the market place, and be appropriately balanced between short-term and long-term performance. The Board believes that short-term performance is addressed by the payment of annual discretionary cash bonuses, pursuant to criteria that are established at the beginning of each fiscal year. (The parameters for the 2013 “bonus pool” are set forth under “Compensation Components – Annual Bonus” below, and typically will include both “quantitative” and “qualitative” factors.) The Board is also considering the implementation of a long term incentive plan intended for key employees to focus on creating shareholder value over a longer term period.
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

For 2013, the Board established the following targets for funding the Bonus pool for its officers.

•	Up to 5% of the Bonus pool was attributed to improving customer satisfaction as measured by annual surveys. For 2013, this component was funded at 5%.

•	Up to 10% of the Bonus pool was apportioned to provide for the achievement of non-financial goals and objectives on a department or individual level. For 2013, this component was funded at 10%.

•	Up to 15% of the Bonus pool was attributed to the achievement of company safety and compliance goals, including employee training. For 2013, this component was funded at 14%.

•	Up to 21% of the Bonus pool was attributed to identifying and presenting business development growth opportunities and executing capital project plans. For 2013, this component was funded at 21%.

•
Up to 49% of the Bonus pool was attributed to the achievement of specified EBITDA targets for Central, as defined by the Board. See table below for further explanation of this target. For 2013, this component was funded at 42%.

2013 EBITDA Targets for Central

From	To	% of Funding Level
$0.0	$100.000M	—
$100.001M	$101.700M	30%
$101.701M	$105.700M	19%
Note: For purposes of this calculation, Central’s EBITDA was defined as operating income plus depreciation, adjusted for incentive plan costs and other unusual or non-recurring activities as agreed upon by the Board. If the minimum threshold target EBITDA is achieved, the Bonus pool is funded with a pro rata portion of the percentage to be funded for the level of EBITDA achieved.
After the end of each year, the Board determines the level of funding for each component. The Board may, at its discretion, fund each pool at a higher or lower level than indicated by the component calculations, based on overall Company performance or unusual events not included in the targets originally established. The Board exercised this discretion in 2013 for the officer's Bonus pool and funded an additional 13% to the pool. The additional funding was made in recognition of progress made on strategic company initiatives not included in the bonus plan measures. In total, the 2013 Bonus pool in which the named executive officers participate was funded at 105% of the maximum potential Bonus pool. In comparison, the 2012 Bonus pool was funded at 101%.
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

The 2013 Bonus pool in which the named executive officers participate was funded at 105% of the maximum allowed by the Bonus Plan, and as a group, our named executive officers received 17% of the Bonus pool paid to all employees. For 2013, each named executive officer received the following percentage of their respective bonus potential: 115% for Mr. Morris, 105% for Mr. Bahnick, 110% for Mr. Carlton, 85% for Mrs. Harris, and 110% for Mr. Rullman.
Retirement Benefits: We offer a Non-Union Retirement Plan and a 401(k) Plan, as further described below, to all of our employees who meet certain age and service requirements. Our officers may participate in these plans up to the maximum limits allowed by law.
We do not presently offer any long-term performance incentives, equity-based compensation, or supplemental retirement benefits to our officers, directors, or any other employees. Directors do not receive any compensation for their services and are not currently eligible to participate in the above-described plans. New compensation plans are under consideration by the Board, which may or may not be implemented during 2014.
Summary Compensation Table
The following table sets forth certain summary compensation information as to the CEO and CFO during the fiscal year 2013, and for the other top three most highly compensated employees including the most highly compensated executive officers of Central, our operating entity, as of December 31, 2013. The table below indicates, for each of the named executive officers’ salary, bonus and all other compensation of Southern Star and Central for the fiscal years ended December 31, 2013, 2012 and 2011:

Name and Principal Position(4)	Year	Salary $	Bonus $		Change in Pension Value(1) $	All Other Compensation(2) $	Total $

Jerry L. Morris	2013	292,654	271,687		8,872	15,300	588,513
President, CEO	2012	285,950	214,463		158,846	17,213	676,471
	2011	282,762	117,954		146,546	14,700	561,962

Susanne W. Harris	2013	183,077	85,000		(20,740)	15,300	262,637
Vice President and CFO	2012	178,000	89,000		140,280	12,549	419,829
	2011	177,420	31,150		166,738	13,125	388,433

Robert W. Carlton	2013	195,769	123,750		(23,464)	16,170	312,225
Vice President and Chief Compliance	2012	187,000	95,000		134,985	15,302	432,287
Officer of Central	2011	184,606	57,400		177,221	13,649	432,876

Robert S. Bahnick	2013	208,654	114,187		(18,840)	15,300	319,301
Vice President and Chief Operations	2012	206,000	103,000		147,366	14,585	470,951
Officer of Central	2011	206,000	37,080		179,423	15,416	437,919

Philip A. Rullman	2013	195,769	163,750	(3)	42,337	15,300	417,156
Vice President and Chief Commercial	2012	187,000	100,000		168,028	14,664	469,692
Services Officer of Central	2011	183,618	57,400		157,382	13,162	411,562

(1)
See Note 10 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2013 and December 31, 2012, except for the pre-retirement decrement assumptions and the retirement age assumption. No pre-retirement decrements are used and 100% retirement is assumed at the earliest unreduced retirement age in accordance with the requirements of US SEC REGULATION S-K Subpart 229.402(h)(2) and the US SEC Compliance and Disclosure Interpretation Q/A No. 124.02 and Q/A No. 124.04.

(2)
All Other Compensation for 2013, 2012, and 2011 includes matching contributions by Central under the Southern Star Investment Plan, Central's broad-based 401(k) plan. These amounts are to be paid out to the named executives only upon retirement, termination, disability or death. Mr. Carlton received $870 related to a service award in addition to the $15,300 matching contribution received from Central under the Southern Star Investment Plan.

(3)	Mr. Rullman received a $40,000 bonus in 2013 in addition to the Annual Bonus.

(4)	Each of these officers is compensated by Central.

Options/SAR Grants, Exercises and Year-End Value and Long-Term Incentive Plans
We do not offer stock options, share appreciation rights, restricted stock or any other stock-based awards or any long-term incentive programs to our employees.
Pension Benefits
Central is the sponsor of the Southern Star Retirement Plan (Non-Union Plan), a defined benefit pension plan established effective January 1, 2003. All named executive officers are covered under the Non-Union Plan. Benefits under the Non-Union Plan are based on a participant’s years of service (retroactive to November 15, 2002) and his or her final average pay, broadly defined as the highest three years of covered compensation in the last ten years of employment. The table below indicates for each of the named executive officers the number of years of service credited under the plan, the actuarial present value of the named executive officer’s accumulated benefit under the plan and the dollar amount of any payments and benefits paid to the named executive officers during 2013:

SOUTHERN STAR RETIREMENT PLAN
Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Jerry L. Morris	11.167	$716,008	$—
Robert S. Bahnick	11.167	597,388	—
Robert W. Carlton	11.167	536,244	—
Susanne W. Harris	11.167	578,833	—
Philip A. Rullman	11.167	577,848	—
_________________________

(1)
Southern Star Retirement Plan (Non-Union) only credits benefit service for service after November 15, 2002. The vesting service for these executives reflects their entire period of service with the employer. As of December 31, 2013, vesting service is as follows: Mr. Morris 37 years, Ms. Harris 35 years, Mr. Bahnick 33 years, Mr. Carlton 31 years, and Mr. Rullman 34 years.

(2)
See Note 10 of the accompanying Notes to the Consolidated Financial Statements for discussion of assumptions used in determining these present values at December 31, 2013, except for the pre-retirement decrement assumptions and the retirement age assumption. No pre-retirement decrements are used and 100% retirement is assumed at the earliest unreduced retirement age in accordance with the requirements of US SEC REGULATION S-K Subpart 229.402(h)(2) and the US SEC Compliance and Disclosure Interpretation Q/A No. 124.02 and Q/A No. 124.04.

Normal retirement age is the later of age 65 and five years of plan participation. The amounts shown in the table above are based on a straight-life annuity commencing at normal retirement age and are not offset by Social Security benefits or other offset amounts.
The compensation covered by the Non-Union Plan is total salary, including any overtime, salary reduction amounts and bonus awards (unless specifically excluded under a written bonus or incentive-pay arrangement), but excluding severance pay, cost-of-living pay, housing pay, relocation pay, taxable and non-taxable fringe benefits and all other extraordinary pay. Pursuant to the Internal Revenue Code, or IRC, covered compensation is presently limited to $255,000 per year. Aside from the IRC limitation, the covered compensation of each named executive officer is approximately equal to the sum of salary and bonus as shown under the Summary Compensation Table above. One year of credited service is credited to an employee for each calendar year during which he is a participant in the plan and receives compensation as an employee of the Company. If an employee works less than a full calendar year, he or she is credited with one-twelfth of a year of credited service for each month, or part thereof, of which he or she is a participant and receives compensation as an employee of the Company. Credited service will not be counted for periods in which an employee does not receive compensation from us.
Further, any participant who first became a participant upon the effective date (January 1, 2003) will receive two-twelfths of a year of credited service for the period of employment from November 15, 2002 to December 31, 2002. Service prior to November 15, 2002 does not count as credited service under this plan for any of the named executive officers.
Participants under the Non-Union Plan, including the named executive officers, are eligible for early retirement at age 55. Mr. Morris, Ms. Harris, and Mr. Rullman are the named executive officers currently eligible for early retirement under the plan. The formula for determining the normal retirement benefit is 1.275% of average monthly compensation per year of service. Years of service are credited for all service after November 15, 2002. Normal retirement age is the later of age 65 or the 5th anniversary of plan participation. If an early retirement date is 3 years or less before normal retirement, the early retirement benefit is equal to the normal retirement benefit accrued at early retirement date (i.e., no reduction for early commencement). If the early retirement date is more than 3 years before the normal retirement date, the early retirement benefit is equal to the normal retirement benefit accrued at early retirement date, but is reduced for each month early retirement precedes normal retirement by more than 3 years by 0.4167% per month for the first 24 such months and reduced 0.3333% for each additional such month. However, the benefit is unreduced if the sum of the participant's age and years of vesting service is at least 85 and the participant retires at age 59 or later. Participants are eligible to convert the pension into a lump sum equivalent benefit, based upon actuarial equivalence determined using the Pension Benefit Guaranty Corporation's interest discount rates.
401(k) Plan
In addition to pension benefits, Central provides a 401(k) Plan whereby employee contributions are matched by Central up to established limits.
Compensation of Directors
No director of Southern Star or Central receives any remuneration for serving on the Board or any committee thereof.
Potential Payments Upon Termination or Change in Control
The Company has a Severance Pay Plan for Non-Union employees that applies to all eligible non-union employees. Under such plan, an eligible employee, including each named executive officer, is entitled to receive severance payments if his or her employment is terminated due to a reduction in force or job elimination and the employee signs a release of claims. Eligibility is negated when (i) termination is for cause, (ii) resignation is voluntary, (iii) benefits are accepted under an incentive retirement plan, (iv) a comparable position is offered, (v) the employee dies before the established termination date, or (vi) the employee is receiving long-term disability benefits at the time of notification. The severance benefit is based on continuous “Years of Service”. Upon severance, the named executive would receive two weeks of pay for each full, completed “Year of Service,” with a minimum of six (6) weeks and a maximum of fifty-two (52) weeks of severance pay. Severance pay benefits would be paid in installment payments through the normal pay cycle of the Company. If each named executive officer were terminated due to a reduction in force or job elimination at December 31, 2013 and qualified for payments under this plan (as described above), each named executive officer would be paid the following total severance payments under the plan: $315,000 for Mr. Morris, $200,000 for Mrs. Harris, $217,500 for Mr. Bahnick, $225,000 for Mr. Rullman, and $225,000 for Mr. Carlton.
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
Members of the Board:
Thomas M. Gray
John V. Veech
John B. Watt

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, as of March 28, 2014, with respect to the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of such shares, (2) each of the named executive officers, (3) each director of the Company and (4) all of the named executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
MSIP-SSCC Holdings, LLC(1)	100 shares	100%
1585 Broadway
New York, NY 10036

All named executive officers and directors as a group (nine total)	0 shares	0%
_________________________

(1)	MSIP-SSCC Holdings, LLC is indirectly owned 100% by MSIP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale. Central paid approximately $0.7 million for service fees and expenses to EFS Services for the period January 1, 2012 through September 23, 2012 and $1.0 million for the year ended December 31, 2011, respectively.
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
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. Invoices and supporting documentation for these reimbursements are approved by the Chief Financial Officer or Chief Executive Officer of Southern Star. No significant expenses were incurred during 2013 or 2012.
Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees paid or accrued for professional services rendered by Ernst & Young, LLP, or E&Y, in connection with the audit of our annual consolidated financial statements for the years ended December 31, 2013 and 2012, and in connection with statutory and regulatory filings for such fiscal periods, were approximately $491,000 and $561,000, respectively.
Audit-Related Fees
The aggregate fees paid or accrued for services rendered by E&Y in connection with audit-related services, primarily for the audits of certain of Central’s benefit plans, for each of the fiscal years ended December 31, 2013 and 2012 were approximately $58,000 and $60,000, respectively.

Tax Fees
The aggregate fees paid or accrued for services rendered by E&Y in connection with tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2013 and 2012 were approximately $0 and $25,000, respectively.
All Other Fees
No other services were provided by E&Y for the fiscal years ended December 31, 2013 and 2012.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the Board. All audit and non-audit services provided by E&Y, an Independent Registered Public Accounting Firm, during 2013 were pre-approved by the Board.
PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedules have been omitted because of the absence of conditions under which they are required or because the information required is provided in the Consolidated Financial Statements or Notes thereto.
3. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Document
3.1[1]	Amended and Restated Certificate of Incorporation of Southern Star Central Corp., dated August 11, 2005.
3.2[5]	Third Amended and Restated Bylaws of Southern Star Central Corp., dated February 1, 2011.
3.3[2]	Restated Certificate of Incorporation of Southern Star Central Gas Pipeline, Inc., as amended.
3.4[5]	Third Amended and Restated Bylaws of Southern Star Central Gas Pipeline, Inc., dated February 1, 2011.
4.1[4]	Indenture, dated April 13, 2006, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A. (the “Trustee”).
4.2[6]	Form of Certificate of 6 3/4% Senior Notes due 2016.
4.3[3]	Reimbursement and Credit Agreement, dated January 1, 2004, between Southern Star Central Gas Pipeline, Inc. and U.S. Bank, N.A.
4.4[3]	Trust Indenture, dated January 1, 2004, between Industrial Development Authority and U.S. Bank.

Exhibit Number	Description of Document
4.5[3]	Loan Agreement, dated January 1, 2004, between Industrial Development Authority and Southern Star Central Gas Pipeline, Inc.
4.6[4]	Indenture, dated April 13, 2006, between Central and The Bank of New York Trust Company, N.A.
4.7[4]	Supplemental Indenture, dated April 10, 2006, by and between Southern Star Central Corp. and Deutsche Bank Trust Company Americas, as Trustee.
4.8[8]	Indenture dated April 16, 2008, between Southern Star Central Corp. and The Bank of New York Trust Company, N.A., as Trustee.
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

SOUTHERN STAR CENTRAL CORP.

March 28, 2014	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

March 28, 2014	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer & Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ THOMAS M. GRAY	Director	March 28, 2014
Thomas M. Gray

By:	/s/ JOHN V. VEECH	Director	March 28, 2014
John V. Veech

By:	/s/ JOHN B. WATT	Director	March 28, 2014
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Southern Star Central Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Southern Star Central Corp. and Subsidiaries as of December 31, 2013 and 2012 (Successor), and the related consolidated statements of net income, stockholder’s equity, and cash flows for the year ended December 31, 2013 (Successor), the period from September 24, 2012 through December 31, 2012 (Successor), the period January 1, 2012 through September 23, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Central Corp. and subsidiaries at December 31, 2013 and 2012 (Successor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 (Successor), the period from September 24, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through September 23, 2012 (Predecessor) and the year ended December 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 28, 2014
Louisville, Kentucky

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,388	$37,467
Receivables:
Trade	27,049	19,651
Income taxes	7,394	1,068
Transportation, exchange and fuel gas	5,947	8,075
Other	2,659	5,165
Inventories	10,679	10,350
Deferred income taxes	1,847	1,536
Costs recoverable from customers	750	3,990
Prepaid expenses	5,274	4,874
Other	608	489
Total current assets	80,595	92,665

Property, Plant and Equipment, at cost:
Natural gas transmission plant	764,838	652,780
Other natural gas plant	35,239	36,403
	800,077	689,183
Less – Accumulated depreciation and amortization	(33,835)	(7,208)
Property, plant and equipment, net	766,242	681,975

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	54,048	85,267
Postretirement benefits other than pensions	2,921	—
Other deferred and noncurrent assets	2,815	3,993
Total other assets	530,746	560,222
Total Assets	$1,377,583	$1,334,862

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$13,564	$8,712
Transportation, exchange and fuel gas	5,862	11,315
Income taxes	4,385	380
Revolving credit agreement	100,000	40,000
Other	6,124	6,481
Accrued taxes, other than income taxes	7,561	7,090
Accrued interest	7,035	6,908
Accrued payroll and employee benefits	10,650	9,842
Costs refundable to customers	88	3
Capitalized lease obligation due in one year	280	265
Other accrued liabilities	11,082	3,907
Total current liabilities	166,631	94,903

Long-Term Debt:
Capitalized lease obligation	3,950	4,230
Other long-term debt	482,952	484,178
Total long-term debt	486,902	488,408

Other Liabilities and Deferred Credits:
Deferred income taxes	101,356	86,905
Postretirement benefits other than pensions	24,019	38,932
Asset retirement obligations	1,731	1,798
Costs refundable to customers	3,793	177
Environmental remediation	222	450
Accrued pension	24,444	39,760
Other	1,039	302
Total other liabilities and deferred credits	156,604	168,324

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at December 31, 2013 and December 31, 2012	—	—
Premium on capital stock and other paid-in capital	559,921	574,571
Retained earnings	7,525	8,656
Total stockholder’s equity	567,446	583,227
Total Liabilities and Stockholder’s Equity	$1,377,583	$1,334,862
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
	(In thousands)		(In thousands)
Operating Revenues:
Transportation	$186,808	$50,975	$134,867	$185,085
Storage	28,705	9,674	22,357	28,290
Other revenue	666	189	512	718
Total operating revenues	216,179	60,838	157,736	214,093

Operating Costs and Expenses:
Operations and maintenance	54,402	13,624	36,372	51,463
Administrative and general	42,358	10,589	28,624	37,486
Depreciation and amortization	36,007	9,404	25,114	33,150
Taxes, other than income taxes	18,377	4,597	12,708	16,884
Total operating costs and expenses	151,144	38,214	102,818	138,983
Operating Income	65,035	22,624	54,918	75,110

Other (Income) Deductions:
Interest expense	30,873	8,074	23,735	32,367
Interest income	(38)	(12)	(37)	(96)
Miscellaneous other income	(888)	(200)	(637)	(6,873)
Total other deductions	29,947	7,862	23,061	25,398
Income Before Income Taxes	35,088	14,762	31,857	49,712
Provision for Income Taxes	13,130	5,820	12,511	19,495
Net Income (a)	$21,958	$8,942	$19,346	$30,217

(a) Net income equals comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
	(In thousands)		(In thousands)
OPERATING ACTIVITIES:
Net income	$21,958	$8,942	$19,346	$30,217
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	36,007	9,404	25,114	33,150
Deferred income taxes	14,140	(3,154)	10,359	10,973
Provision for rate and regulatory matters	4,446	—	—	—
Gain on sale of assets	—	—	—	(6,089)
Amortization of debt (premium) discount and expense	(542)	(174)	1,304	1,678
Receivables	(11,219)	(6,811)	9,307	(1,556)
Inventories	(329)	(942)	(2,214)	(467)
Other current assets	(488)	(3,351)	3,200	(447)
Payables and accrued liabilities	10,703	5,888	(3,334)	1,698
Other, including changes in noncurrent assets and liabilities	2,913	1,495	(606)	(1,582)
Net cash provided by operating activities	77,589	11,297	62,476	67,575
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(114,592)	(30,167)	(39,655)	(38,815)
Proceeds from sales and salvage values, net of costs of removal	(3,415)	(369)	108	4,653
Net cash used in investing activities	(118,007)	(30,536)	(39,547)	(34,162)
FINANCING ACTIVITIES:
Common dividends/return of capital	(37,739)	(14,530)	(13,712)	(32,833)
Issuance of debt - Revolving credit agreement	80,000	40,000	—	—
Payment of debt - Revolving credit agreement	(20,000)	—	—	—
Debt issuance costs	(657)	(15)	(1,217)	(44)
Capital lease payments	(265)	—	(250)	(235)
Net cash provided by (used in) financing activities	21,339	25,455	(15,179)	(33,112)

Net change in cash and cash equivalents	(19,079)	6,216	7,750	301

Cash and cash equivalents at beginning of period	37,467	31,251	23,501	23,200

Cash and cash equivalents at end of period	$18,388	$37,467	$31,251	$23,501

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$31,286	$6,816	$23,870	$30,697
Income tax, net	1,311	7,007	3,675	7,711
Noncash Investing Transaction:
Additions to capital expenditures included in Payables: Other	5,720	3,729	—	2,481
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Premium on Capital Stock and Other Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	(In Thousands)
Predecessor:
Balance, January 1, 2011	$423,869	$8,681	$432,550
Add (deduct):
Net income	—	30,217	30,217
Common dividends	—	(32,833)	(32,833)
Balance, December 31, 2011	423,869	6,065	429,934

Add (deduct):
Net income	—	19,346	19,346
Common dividends	—	(18,807)	(18,807)
Balance, September 23, 2012	423,869	6,604	430,473

Successor:
Opening equity	583,720	—	583,720
Add (deduct):
Net income	—	8,942	8,942
Common dividends/return of capital	(9,149)	(286)	(9,435)
Balance, December 31, 2012	574,571	8,656	583,227

Add (deduct):
Net income	—	21,958	21,958
Common dividends/return of capital	(14,650)	(23,089)	(37,739)
Balance, December 31, 2013	$559,921	$7,525	$567,446

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
Central’s system has a mainline delivery capacity of approximately 2.4 billion cubic feet, or Bcf, of natural gas per day and is composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines including 41 compressor stations with approximately 206,000 certificated horsepower.
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At December 31, 2013, Central had transportation customer contracts with approximately 127 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 528 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration, including the estimated fair value of MSIP's original 40% economic interest, has been “pushed down” and allocated to the assets and liabilities of the Company. The Company's financial statements related to periods prior to the Sale reflect the historical accounting basis in the Company's assets and liabilities and are labeled Predecessor, while the periods subsequent to the Sale are labeled Successor and reflect the allocation of purchase price to all assets acquired and liabilities assumed in the Sale. Therefore, the Company's Consolidated Statements of Net Income and Cash Flows for the period January 1, 2012 through September 23, 2012 and the year ended December 31, 2011 each reflect the operations of the Predecessor. The Company's Consolidated Statements of Net Income and Cash Flows for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, and the Consolidated Balance Sheets as of December 31, 2013 and 2012 each reflect the operations and financial position of the Successor.
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
Revenue Recognition
Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted. At December 31, 2013, Central had estimated reserves for revenues subject to refund pending settlement of its RP13-941 rate proceeding of $4.4 million, excluding interest, which will be refunded to customers within 60 days of final approval by the FERC. The reserve is included in Other accrued liabilities on the Consolidated Balance Sheet. If the actual refunds differ from the estimated refund liability, revenues would be impacted by the difference between estimated and actual refunds.
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

The following regulatory assets or liabilities are included on the accompanying Consolidated Balance Sheets as Costs recoverable from customers or Costs refundable to customers at December 31, 2013 and 2012 and classified as current or noncurrent depending on the expected timing of recovery (expressed in thousands):

	2013	2012
Current Assets:
Environmental costs	$750	$750
Fuel costs	—	3,240
Total Current Assets	750	3,990
Noncurrent Assets:
Environmental costs	222	450
Income taxes on AFUDC equity	5,764	5,166
Gas imbalance cash cost recoverable	64	69
Postretirement benefits other than pensions	23,984	38,282
Pensions	23,652	40,680
Asset retirement obligations	362	620
Total Noncurrent Assets	54,048	85,267
Total Assets	54,798	89,257

Current Liabilities:
Costs refundable to customers	88	3
Total Current Liabilities	88	3
Noncurrent Liabilities:
Gas imbalance cash cost refundable	92	177
Postretirement benefits other than pensions	3,701	—
Total Noncurrent Liabilities	3,793	177
Total Liabilities	3,881	180
Net Regulatory Assets	$50,917	$89,077
These amounts are either included in Central’s current rate filing or covered by specific rate mechanisms, which govern the timing of refunds or recovery.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided primarily on the straight-line, composite and group methods over estimated useful lives, generally 40 to 50 years on new property, pursuant to rates authorized by the FERC, or on remaining lives generally averaging 20 to 25 years for property in service prior to the Sale. Gains or losses from the ordinary sale or retirement of property, plant and equipment generally are credited or charged to accumulated depreciation; other gains or losses are recorded in net income. Depreciation was $36.0 million, $9.4 million, $25.1 million and $33.2 million for the year ended December 31, 2013, the period September 24 through December 31, 2012, the period January 1 through September 23, 2012, and the year ended December 31, 2011, respectively.

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
Goodwill is attributable to the Company's regulated utilities, Central, as it is the Company's only operating subsidiary and constitutes substantially all of the Company's assets. As a result of the Sale, the carrying value of the Company's goodwill as of September 23, 2012 was eliminated and new goodwill was recorded on September 24, 2012. The following table sets forth the carrying amount of goodwill as of and for the years ended December 31, 2013 and 2012 (expressed in thousands):

	Cost	Accumulated Impairment	Net
Balance at September 23, 2012, Predecessor	$311,766	$—	$311,766

Dispositions (a)	(311,766)	—	(311,766)
Purchase accounting adjustments (b)(c)	470,962	—	470,962
Balance at December 31, 2012 and 2013, Successor	$470,962	$—	$470,962

(a)	Predecessor goodwill as of September 23, 2012 was eliminated in purchase accounting at September 24, 2012.

(b)
Recognized as a result of the Sale. Represents the purchase accounting allocation process established as of September 24, 2012 in conjunction with the Sale. See Note 3 for further information regarding the Sale.

(c)	No portion of the recorded adjustment amount is tax deductible. Accordingly, no deferred income taxes have been provided.

Provision for Uncollectible Accounts
The Company’s trade receivables are primarily due from local natural gas and electric distribution companies whose creditworthiness is periodically evaluated and financial conditions monitored. Security is generally required if a customer fails to meet the Company’s creditworthiness tests. If a current customer’s financial condition deteriorates to a point where the Company deems there is a likelihood of a current receivable being uncollectible, it will record a provision for uncollectible accounts. The Company’s trade receivables reflected on the accompanying Consolidated Balance Sheets are net of its provision for uncollectible accounts of less than $0.1 million as of December 31, 2013 and 2012.
Income Taxes
Southern Star and Central record deferred taxes under the liability method. Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statements of Net Income. Any penalties are recognized as part of Miscellaneous expense on the accompanying Statements of Net Income. As of December 31, 2013 and 2012, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.
The Company operates under a Federal and State Income Tax Policy that governs the allocation and payment of tax liabilities of Holdings, Southern Star and Central. This policy provides that Southern Star will file consolidated tax returns on behalf of itself, Holdings and Central and will pay all taxes shown thereon to be due. Holdings and Central generally make payments to Southern Star for their federal and state income tax liabilities as though they were filing separate returns. Southern Star has an obligation to indemnify Holdings and Central for any liability that they incur for taxes of the affiliated group of which Southern Star, Holdings and Central are members under Treasury Regulations Section 1.1502-6 and similar state statutes.
Dividends and Returns of Capital
Dividends declared in excess of the prior quarter's Retained Earnings balances are deemed to be returns of capital.

Capitalized Interest
The allowance for funds used during construction represents Central’s cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowances for borrowed and equity funds used during construction for the year ended December 31, 2013 were $0.4 million and $1.3 million, respectively; for the period September 24 through December 31, 2012 were $0.1 million and $0.2 million, respectively; for the period January 1 through September 23, 2012 were $0.2 million and $0.5 million, respectively; and for the year ended December 31, 2011 were $0.3 million and $0.8 million, respectively.
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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulates the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at December 31, 2013 was $0.4 million and $1.7 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at December 31, 2012 was $0.6 million and $1.8 million, respectively.
Long-Lived Assets
Consistent with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of the ASC, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead management to believe that the cost of an asset may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and reduce the carrying amount to fair market value to the extent necessary. During the year ended December 31, 2013, the period September 24 through December 31, 2012, the period January 1 through September 23, 2012, and the year ended 2011, the Company did not identify an impairment of its long-lived assets.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the relative short maturity of those instruments. At December 31, 2013, the fair value of the Company’s 6.75% Notes and Central’s 6.0% Notes was approximately $251.5 million and $255.1 million, respectively. The estimated fair value of each of the notes was calculated by discounting the notes' cash flows by their respective yield rates as determined by recent market activity. The fair value measurement of these notes is classified as Level 2.
5. Financing
At December 31, 2013 and 2012, long-term debt consisted of the following (expressed in thousands):

	December 31, 2013	December 31, 2012
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Long-term portion of capitalized lease obligation	3,950	4,230
Unamortized debt premium	3,137	4,439
Unamortized debt discount	(185)	(261)
Total long-term debt	$486,902	$488,408
6.75% Registered Notes
At December 31, 2013 and 2012, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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

6.75% Unregistered Notes
At December 31, 2013 and 2012, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company will pay a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At December 31, 2013 and 2012, the Company had $100.0 million and $40.0 million outstanding under the revolving credit facility with stated interest rates of 2.17% and 2.2%, respectively. There were no outstanding letters of credit issued under the Credit Agreement as of December 31, 2013 and 2012.
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
Central’s 6.0% Notes
At December 31, 2013 and 2012, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A. as trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $7.1 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets. Approximately $0.3 million of amortization relating to the capital lease has been included in Accumulated depreciation and amortization in the accompanying Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
The following table summarizes the Company's future capital lease obligations due by period (expressed in thousands):

Year ending December 31:
2014	$528
2015	538
2016	541
2017	548
2018	552
Thereafter	3,109
Total minimum lease payments	5,816
Less amount representing interest	1,586
Present value of minimum lease payments	4,230
Current portion of capital lease obligations	280
Capital lease obligations	$3,950
Other
As of December 31, 2013, the Company was in compliance with the covenants of all outstanding debt instruments. The Company's 6.75% Registered Notes, 6.75% Unregistered Notes and 6.0% Notes mature within the next five fiscal years, with their aggregate principal amounts of $480.0 million due in 2016.
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

General Rate Issues
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014. The settlement, if approved, will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing, and will require Central to make refunds to its customers for revenues collected in excess of settlement rates for the months of December 2013 and January 2014. At December 31, 2013, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $4.4 million, excluding interest, which will be refunded to customers within 60 days of final approval by the FERC. The reserve is included in Other accrued liabilities on the Consolidated Balance Sheets.

Environmental and Safety Matters

Environmental
Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils, and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling, and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.0 million at December 31, 2013 and $1.2 million at December 31, 2012, representing the current estimate of future environmental testing and cleanup costs, most of which is expected to be incurred over the next three to four years. However, timing is highly dependent upon State and Federal negotiations.
Central is subject to federal, state and local statutes, rules and regulations relating to environmental protection, including the National Environmental Policy Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. These laws and regulations can result in capital, operating and other costs. These laws and regulations generally subject Central to inspections and require it to obtain and comply with a wide variety of environmental licenses, permits and other approvals. Under the Clean Air Act, the EPA has promulgated regulations addressing emissions from equipment present at typical natural gas compressor stations. These regulations include NESHAPs for reciprocating internal combustion engines, stationary turbines, and glycol dehydration equipment in addition to regulations that address regional transport of ozone. On August 20, 2010, the EPA promulgated new emission standards that apply to certain of Central’s existing reciprocating engines. These new standards, with an initial compliance date of October 19, 2013, require the installation of emission control devices on some of Central’s existing operations. Based on an analysis of these regulations, management does not expect there to be a material impact to Central's existing operations. On September 22, 2009, the EPA promulgated a mandatory reporting rule concerning the emission of certain gases, commonly referred to as “greenhouse gases,” that imposes requirements for some of Central’s existing operations. There are also other potential state or federal regulations or legislation related to greenhouse gas emissions that could impact Central’s existing operations if promulgated. Central continues to monitor the progress of any proposed rules or legislation and will determine any impact once the regulations have been promulgated.
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
Summary of Commitments and Contingencies
The Company is subject to claims and legal actions in the normal course of business in addition to those disclosed above. While no assurances can be given, management believes, based on advice of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers and other indemnification arrangements, that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s future financial position, results of operations, or cash flows. Costs incurred to date of defending pending cases have not been material.
7. Income Taxes
A summary of the provision for income taxes is as follows (expressed in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Current provision:
Federal	$(398)	$7,585	$1,657	$7,024
State	(612)	1,389	495	1,498
	(1,010)	8,974	2,152	8,522
Deferred provision:
Federal	12,391	(2,710)	8,779	9,266
State	1,749	(444)	1,580	1,707
	14,140	(3,154)	10,359	10,973
Income tax provision	$13,130	$5,820	$12,511	$19,495
Reconciliation of the normal statutory federal income tax rate to the Company’s effective income tax provision is as follows:

	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011

U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.6%	4.2%	4.2%	4.2%
Permanent items:
Kansas property deduction	(1.3)%	—%	—%	—%
Other, net	0.1%	0.2%	0.1%	—%
Income tax provision	37.4%	39.4%	39.3%	39.2%
The 2013 reduction in state income taxes, net of federal tax benefits relates primarily to a Kansas property expense deduction enacted in 2012, which was reflected as a 2013 tax adjustment in the fourth quarter of 2013.

Significant components of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (expressed in thousands):

	2013	2012
Deferred tax assets:
Accrued employee benefits	$24,396	$33,936
Tax benefit carryforwards	19,150	—
Intangibles	1,194	1,504
Accrued environmental costs	389	468
Debt Costs	2,487	3,550
Other	860	932
Total deferred tax assets	48,476	40,390
Deferred tax liabilities:
Property, plant and equipment	124,901	91,604
Regulatory assets	21,035	32,300
Other	2,049	1,855
Total deferred tax liabilities	147,985	125,759
Net deferred tax liabilities	$(99,509)	$(85,369)
Classification:
Net current assets	$1,847	$1,536
Net long-term liabilities	(101,356)	(86,905)
Net deferred tax liabilities	$(99,509)	$(85,369)
The Company generated a net operating loss in 2013 primarily due to the election of bonus depreciation. As of December 31, 2013, tax benefit carryforwards approximating $19.2 million consist of the tax benefit of net operating losses for federal purposes of $16.4 million with the remainder applicable for state income tax purposes. Federal net operating losses have a carryforward period of 20 years and vary from 5 to 20 years in the principal filing states. As such, these carryforward benefits will begin expiring in 2018 to the extent not used by that date.
The Accounting for Uncertainty in Income Taxes Topic of the ASC establishes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Income Taxes. Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company also records interest related to uncertain tax positions as a part of Interest expense on the accompanying Statement of Net Income. Any penalties are recognized as part of miscellaneous expense on the accompanying Statement of Net Income. As of December 31, 2013 and 2012, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.
As of December 31, 2013, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward.
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
`

9. Financial Instruments
ASC 820 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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
The carrying amounts of the Company's long-term debt on the Balance Sheets and their estimated fair values are set forth below. These estimated fair market values of the Company’s 6.75% Registered Notes, the 6.75% Unregistered Notes, and the 6.0% Notes were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. These instruments are classified as Level 2.

	December 31, 2013		December 31, 2012
	(In Thousands)		(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,815	$255,113	$229,739	$264,145
6.75% Registered Senior Notes due 2016	202,510	201,169	203,551	203,856
6.75% Unregistered Senior Notes due 2016	50,628	50,292	50,888	50,964
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
10. Employee Benefit Plans
Central maintains two pension plans, the Union Pension Plan and the Non-Union Pension Plan, and a postretirement benefit other than pension plan, or PBOP.
The Union Pension Plan is a noncontributory defined benefit plan open to all employees of the Company who: (1) are covered by the collective bargaining agreement between the Company and the International Union of Operating Engineers Local No. 351, previously the International Union of Operating Engineers Local No. 647, AFL-CIO and any successors thereto, (2) have attained age 21, and (3) have completed one year of employment containing 1,000 hours or more of service in a 12-month period. The Union Pension Plan covered 31% of the 498 total employees at December 31, 2013.

The Non-Union Pension Plan is a noncontributory defined benefit plan. The plan is open to all employees of the Company who are not represented by any collective bargaining agreement, have attained age 21, and completed one year of employment containing 1,000 hours or more of service in a 12-month period.
The PBOP provides postretirement medical and life insurance benefits to certain employees who retire under Central's retirement plans. The PBOP is contributory for medical and, for some retired employees, contributory for life insurance benefits in excess of specified limits. Eligible employees under these plans are those hired prior to various qualifying dates, the latest of which is December 31, 1995, who qualify for retirement benefits, and who meet certain service and other requirements.
The terms of the RP08-350 rate settlement allowed Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years. As of December 31, 2013, Central’s funding was equivalent to its RP08-350 recoveries.
The terms of the RP13-941 rate settlement, which is subject to final approval by the FERC, will allow Central to recover, in its rates, approximately $7.8 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $7.8 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years.

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

Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending December 31, 2014. In addition, no plan assets are expected to be returned to the Company during the 12 months ending December 31, 2014.
The following table depicts the annual changes in benefit obligation and plan assets for the pension and PBOP plans for the periods indicated. The table also presents a reconciliation of the funded status of these benefits to the amounts recognized on the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 (expressed in thousands):

	Pension Plans			PBOP Plan
	Successor		Predecessor	Successor		Predecessor
	2013	2012	2012	2013	2012	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$76,598	$75,960	$70,230	$67,106	$66,205	$60,021
Service cost	6,743	1,818	4,342	594	176	424
Interest cost	2,514	667	1,814	2,298	639	1,817
Actuarial (gain)/loss	(12,245)	179	7,941	(12,901)	1,463	4,859
Medicare Part D subsidy recognition	—	—	—	165	—	146
Benefits and expenses paid	(5,726)	(787)	(1,423)	(2,212)	(1,377)	(1,062)
Settlements	(7,968)	(1,239)	(6,944)	—	—	—
Benefit obligation at end of year	59,916	76,598	75,960	55,050	67,106	66,205
Change in plan assets:
Fair value of plan assets at beginning of year	36,838	36,985	34,214	28,174	29,205	27,039
Actual return on plan assets	6,390	478	3,977	6,139	346	3,228
Employer contributions	5,938	1,401	7,161	1,850	—	—
Benefits and expenses paid	(5,726)	(787)	(1,423)	(2,212)	(1,377)	(1,062)
Settlements	(7,968)	(1,239)	(6,944)	—	—	—
Fair value of plan assets at end of year	35,472	36,838	36,985	33,951	28,174	29,205
Funded status/Accrued benefit cost	$(24,444)	$(39,760)	$(38,975)	$(21,099)	$(38,932)	$(37,000)
The FERC allows Central to recognize allowances for these prudently incurred costs through recovery in its rates. As such, the related assets and liabilities recognized were offset with a corresponding regulatory asset or regulatory liability. The accrued benefit costs reported above for the pension plans are reflected in Accrued pension on the accompanying Consolidated Balance Sheets. The net accrued benefit costs reported above for the PBOP plan are reflected in Postretirement benefits other than pensions on the accompanying Consolidated Balance Sheets. The accumulated benefit obligation for the pension plans was $48.5 million and $62.4 million at December 31, 2013 and 2012, respectively.

Lump sum distributions of $8.0 million, $1.2 million and $7.0 million were paid to Union Pension Plan participants for the year ended December 31, 2013, the period September 24 through December 31, 2012 and the period January 1 through September 23, 2012, respectively. The Union Pension Plan’s distributions in 2013 and 2012 exceeded each year’s respective service and interest cost, triggering settlement accounting under Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC. The effects of the 2013 settlements were calculated as of April 30, 2013 and as of December 31, 2013. The effects of the 2012 settlements were calculated as of March 31, 2012, September 23, 2012 and as of December 31, 2012.
Central’s net periodic benefit expense attributable to the pension and PBOP plans consists of the following (expressed in thousands):

	Pension Plans				PBOP Plan
	Successor		Predecessor		Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Components of net periodic benefit expense:
Service cost	$6,743	$1,818	$4,342	$5,131	$594	$176	$424	$555
Interest cost	2,514	667	1,814	2,692	2,298	639	1,817	2,613
Expected return on plan assets	(2,651)	(882)	(2,271)	(3,062)	(2,287)	(631)	(1,596)	(2,330)
Recognized actuarial loss	—	—	1,177	714	—	—	2,468	1,758
Settlement recognition	(560)	(1)	2,467	778	—	—	—	—
Regulatory recovery/(accrual) of costs	1,604	958	(589)	3,247	1,245	(184)	(3,113)	(2,596)
Net periodic benefit expense	$7,650	$2,560	$6,940	$9,500	$1,850	$—	$—	$—
Approximately $0.7 million of net gains are expected to be recognized for the pension plans in 2014. Approximately $1.7 million of net gains are expected to be recognized for the PBOP plan in 2014.
The following are the weighted-average assumptions used to determine the benefit obligation for the pension and PBOP plans for the periods indicated:

	Pension Plans
	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Discount rate:
Union	4.43%	3.33%	3.22%	3.73%
Non-Union	4.39%	3.50%	3.42%	3.99%
Rate of compensation increase:
Union	3.60%	3.60%	3.60%	3.60%
Non-Union	3.60%	3.80%	3.60%	3.60%

	PBOP Plan
	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Discount rate	4.66%	3.78%	3.69%	4.23%
Healthcare cost trend rate assumed for next year	8.00%	8.50%	7.95%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.90%	4.95%	4.75%	4.75%
Year that the rate reaches the ultimate trend	2021	2020	2020	2018
The following are the weighted-average assumptions used to determine net periodic benefit cost for the pension plans for the periods indicated:

	Union Pension Plan
	Successor			Predecessor
	For the Period May 1 through December 31, 2013 *	For the Period January 1 through April 30, 2013 *	For the Period September 24 through December 31, 2012 *	For the Period April 1 through September 23, 2012 *	For the Period January 1 through March 31, 2012 *	For the Period May 1 through December 31, 2011 *	For the Period January 1 through April 30, 2011 *
Discount rate	3.46%	3.33%	3.22%	3.88%	3.73%	4.61%	5.16%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.60%	3.60%	3.60%	3.60%	3.60%	3.75%	3.60%

*
Changes in 2013, 2012 and 2011 weighted-average assumptions related to settlement accounting under the Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits Topic of the ASC.

	Non-Union Pension Plan
	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Discount rate	3.50%	3.42%	3.99%	5.26%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.80%	3.60%	3.60%	3.60%

The following are the various assumptions used to determine net periodic benefit cost for the PBOP plan for the periods indicated:

	PBOP Plan
	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Discount rate	3.78%	3.69%	4.23%	5.34%
Expected return on plan assets (non-union)	6.67%	6.67%	6.67%	6.67%
Expected return on plan assets (union)	8.50%	8.50%	8.50%	8.50%
Assumed health care cost trend rates for the PBOP plan for the periods indicated:

	PBOP Plan
	Successor		Predecessor
	For the Year Ended December 31, 2013	For the Period September 24 through December 31, 2012	For the Period January 1 through September 23, 2012	For the Year Ended December 31, 2011
Healthcare cost trend rate assumed for next year	8.00%	7.95%	7.95%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.95%	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend	2020	2020	2018	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the PBOP plan. A one percentage point change in assumed health care cost trend rates would have the following effects on the current year (expressed in thousands):

	PBOP Plan
	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$403	$(330)
Effect on accumulated postretirement benefit obligation	$7,599	$(6,264)
The sponsor of the pension and PBOP plans, Central, employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and the long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The following are the fair values of the pension and PBOP plans' assets for the period indicated (in thousands):

	Pension Plans
	As of December 31, 2013			As of December 31, 2012
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)
Cash & Cash Equivalents	$2,652	$—	$2,652	$2,190	$—	$2,190
Equity and Exchange Traded Funds:
Emerging Markets	1,093	1,093	—	707	707	—
International Large Cap Core	—	—	—	830	830	—
International Large Cap Growth	935	935	—	574	574	—
International Large Cap Value	2,318	2,318	—	—	—	—
Large Cap Core	2,558	2,558	—	3,234	3,234	—
Large Cap Growth	4,047	4,047	—	4,365	4,365	—
Large Cap Value	5,928	5,928	—	7,595	7,595	—
Mid Cap Growth	2,531	2,531	—	2,590	2,590	—
Mid Cap Value	2,269	2,269	—	2,366	2,366	—
Small Cap Core	—	—	—	551	551	—
Small Cap Growth	1,445	1,445	—	1,322	1,322	—
Small Cap Value	519	519	—	—	—	—
Fixed Income:
Government Agency Obligations	4,192	—	4,192	444	—	444
Government Treasury Obligations	2,634	2,634	—	919	919	—
Municipal Obligations	492	—	492	228	—	228
Corporate Obligations	1,825	—	1,825	2,104	—	2,104
Bond Funds:
Global Income	—	—	—	1,244	1,244	—
Intermediate Investment Grade Debt	—	—	—	1,380	1,380	—
Short - Intermediate Investment Grade Debt	—	—	—	704	704	—
Short Investment Grade Debt	—	—	—	1,734	1,734	—
Total Return	—	—	—	1,735	1,735	—
Other	34	6	28	22	4	18
Total	$35,472	$26,283	$9,189	$36,838	$31,854	$4,984

	PBOP Plan
	As of December 31, 2013			As of December 31, 2012
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(2)	Significant Observable Inputs (Level 2)(1)(2)
Cash & Cash Equivalents	$1,884	$—	$1,884	$1,663	$—	$1,663
Equity and Exchange Traded Funds:
Emerging Markets	1,037	1,037	—	539	539	—
International Large Cap Core	—	—	—	617	617	—
International Large Cap Growth	890	890	—	432	432	—
International Large Cap Value	2,202	2,202	—	—	—	—
Large Cap Core	2,467	2,467	—	2,509	2,509	—
Large Cap Growth	3,907	3,907	—	3,375	3,375	—
Large Cap Value	5,692	5,692	—	5,821	5,821	—
Mid Cap Growth	2,445	2,445	—	2,006	2,006	—
Mid Cap Value	2,193	2,193	—	1,834	1,834	—
Small Cap Core	—	—	—	426	426	—
Small Cap Growth	1,396	1,396	—	1,035	1,035	—
Small Cap Value	502	502	—	—	—	—
Fixed Income:
Government Agency Obligations	3,518	250	3,268	1,536	—	1,536
Government Treasury Obligations	2,284	2,284	—	2,703	2,703	—
Municipal Obligations	167	—	167	47	—	47
Corporate Obligations	2,906	—	2,906	3,598	—	3,598
Bond Funds:
Global Income	97	97	—	37	37	—
Intermediate Investment Grade Debt	172	172	—	41	41	—
Short - Intermediate Investment Grade Debt	118	118	—	21	21	—
Short Investment Grade Debt	205	205	—	53	53	—
Total Return	75	75	—	53	53	—
Other	(206)	21	(227)	(172)	16	(188)
Total	$33,951	$25,953	$7,998	$28,174	$21,518	$6,656

(1)
Cash and Cash Equivalents represent Money Market funds that are valued at amortized cost, which approximates market value. Fixed income securities are valued at prices of actual trades or bid/ask quotes made by broker-dealers gathered by a pricing service.

(2)	There were no significant transfers between Level 1 and Level 2 during the year.
The investment objectives of the pension and PBOP plans are as follows:
(1) To fully fund the Accumulated Benefit Obligation for the plans;
(2) To maximize returns with reasonable and prudent levels of risk associated with long-term investment objectives;
(3) To minimize fluctuations in dollar contributions from year to year, but this objective is subordinate to the other objectives; and
(4) To accommodate the short-term liquidity requirements of the plans.
A formal semi-annual review of these investment objectives is performed by the Investment Committee. These objectives will remain in effect unless they are deemed inappropriate by the Investment Committee. The Investment Committee will also re-examine the applicability of these objectives in the event of significant changes in Company structure, actuarial assumptions, contribution levels, economic conditions or any event which may significantly alter the pension and PBOP plans' characteristics.
The policy of the pension and PBOP plans is to invest assets in accordance with the maximum and minimum range for each asset class as stated below.
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
In 2014, the Company expects to contribute to the pension and PBOP plans an amount that is equivalent to the $7.8 million pending approval in the Company's RP13-941 rate proceeding.
The following table illustrates the estimated pension and PBOP plans' benefit payments, which reflect expected future service, as appropriate, that are projected to be paid (expressed in thousands):

	Pension Plans	PBOP Plan
2014	$4,614	$2,828
2015	4,907	3,038
2016	4,946	3,217
2017	5,869	3,397
2018	6,430	3,532
Years 2019 through 2023	30,102	18,829
The Company receives Medicare Part D payments in association with the PBOP plan, which effectively reduce the Company’s cost of estimated benefit payments listed above.
The following table illustrates the estimated Medicare Part D receipts in association with the PBOP plan, which reflect expected future service, as appropriate, that are projected to be paid to the Company (expressed in thousands):

PBOP Plan
2014	$240
2015	269
2016	303
2017	338
2018	375
Years 2019 through 2023	2,431

 Other
Central maintains a defined contribution plan covering all employees. Central’s costs related to this plan were $2.2 million, $0.5 million, $1.5 million and $1.9 million for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012, and the year ended December 31, 2011, respectively.
11. Major Customers
Central’s two largest customers are Laclede Gas Company, Missouri Gas Energy Division, or MGE, and Kansas Gas Service Company, or KGS, a division of ONE Gas, Inc. Revenues received from MGE were $67.0 million, $18.9 million, $48.7 million, and $66.3 million for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012 and the year ended December 31, 2011, respectively. Revenues received from KGS were $57.5 million, $16.0 million, $41.1 million, and $56.3 million for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012 and the year ended December 31, 2011, respectively.
MGE had receivable balances of $7.7 million and $5.4 million as of December 31, 2013 and 2012, respectively. KGS had receivable balances of $7.1 million and $5.1 million as of December 31, 2013 and 2012, respectively.
Central also receives revenues from other subsidiaries of Laclede Gas Company and ONE Gas, Inc., but these amounts were immaterial to Central’s aggregate 2013 revenues.
12. Operating Leases
The Company leases certain office and pipeline facilities and equipment under various operating lease agreements. The annual future minimum rental commitments for non-cancelable operating leases are as follows (expressed in thousands):

2014	$264
2015	271
2016	50
2017	45
2018	46
After 2018	357
Total	$1,033
Total rental expense relating to operating leases was approximately $1.3 million, $0.3 million, $0.9 million and $1.4 million for the year ended December 31, 2013, the period September 24, 2012 through December 31, 2012, the period January 1, 2012 through September 23, 2012, and the year ended December 31, 2011, respectively.
13. Related Party Transactions
Central had an Operating Company Services Agreement, or Operating Services Agreement, with EFS Services, LLC, or EFS Services, an affiliate of GE. Pursuant to the Operating Services Agreement, EFS Services provided certain consulting services to Central for a service fee of $1.0 million per year, plus the reimbursement of reasonable expenses up to $0.2 million in a 12-month period incurred by EFS Services in providing such services. The Operating Services Agreement terminated on September 24, 2012 as a result of the Sale. Central paid approximately $0.7 million for service fees and expenses to EFS Services for the period January 1, 2012 through September 23, 2012 and $1.0 million for the year ended December 31, 2011, respectively.
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
On January 23, 2012, Southern Star entered into an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during 2013 or 2012.
14. Quarterly Data (Unaudited)
The following summarizes selected quarterly financial data for 2013 and 2012 (expressed in thousands):

	Successor
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$53,117	$50,845	$53,344	$58,873
Operating costs and expenses	35,598	38,100	37,338	40,108
Operating income	17,519	12,745	16,006	18,765
Interest expense	7,686	7,693	7,712	7,782
Interest income	(11)	(9)	(8)	(10)
Miscellaneous other income, net	(93)	(190)	(333)	(272)
Total other expense, net	7,582	7,494	7,371	7,500
Income before income taxes	9,937	5,251	8,635	11,265
Provision for income taxes	3,918	2,045	3,427	3,740
Net Income	$6,019	$3,206	$5,208	$7,525

	2012
	Predecessor			Successor
	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Period July 1 Through September 23, 2012	For the Period September 24 Through September 30, 2012	For the Three Months Ended December 31, 2012
Operating revenues	$54,538	$52,510	$50,688	$4,188	$56,650
Operating costs and expenses	34,212	36,203	32,403	3,154	35,060
Operating income	20,326	16,307	18,285	1,034	21,590
Interest expense	8,085	8,108	7,542	579	7,495
Interest income	(16)	(11)	(10)	(1)	(11)
Miscellaneous other income, net	(352)	(135)	(150)	(16)	(184)
Total other expense, net	7,717	7,962	7,382	562	7,300
Income before income taxes	12,609	8,345	10,903	472	14,290
Provision for income taxes	4,961	3,250	4,300	184	5,636
Net Income	$7,648	$5,095	$6,603	$288	$8,654