Form 10-Q
period 2014-03-31
SOUTHERN STAR CENTRAL CORP
filed 2014-05-09
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Yes  ☐    No ☒

As of May 9, 2014, registrant had 100 shares of common stock outstanding.

2014 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
SOUTHERN STAR CENTRAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$16,442	$18,388
Receivables:
Trade	21,012	27,049
Income taxes	1,044	7,394
Transportation, exchange and fuel gas	5,584	5,947
Other	2,465	2,659
Inventories	11,476	10,679
Deferred income taxes	1,240	1,847
Costs recoverable from customers	750	750
Prepaid expenses	3,847	5,274
Other	573	608
Total current assets	64,433	80,595

Property, Plant and Equipment, at cost:
Natural gas transmission plant	778,152	764,838
Other natural gas plant	35,239	35,239
	813,391	800,077
Less – Accumulated depreciation and amortization	(42,625)	(33,835)
Property, plant and equipment, net	770,766	766,242

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	53,563	54,048
Postretirement benefits other than pensions	3,456	2,921
Other deferred and noncurrent assets	2,811	2,815
Total other assets	530,792	530,746
Total Assets	$1,365,991	$1,377,583

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$7,457	$13,564
Transportation, exchange and fuel gas	1,251	5,862
Income taxes	561	4,385
Revolving credit agreement	85,000	100,000
Other	6,088	6,124
Accrued taxes, other than income taxes	10,712	7,561
Accrued interest	6,178	7,035
Accrued payroll and employee benefits	7,977	10,650
Provision for rate and regulatory matters	9,291	4,446
Costs refundable to customers	4,838	88
Capitalized lease obligation due in one year	290	280
Other accrued liabilities	5,704	6,636
Total current liabilities	145,347	166,631

Long-Term Debt:
Capitalized lease obligation	3,800	3,950
Other long-term debt	482,634	482,952
Total long-term debt	486,434	486,902

Other Liabilities and Deferred Credits:
Deferred income taxes	107,793	101,356
Postretirement benefits other than pensions	24,210	24,019
Asset retirement obligations	1,533	1,731
Costs refundable to customers	4,248	3,793
Environmental remediation	430	222
Accrued pension	25,652	24,444
Other	1,043	1,039
Total other liabilities and deferred credits	164,909	156,604

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at March 31, 2014 and December 31, 2013	—	—
Premium on capital stock and other paid-in capital	558,011	559,921
Retained earnings	11,290	7,525
Total stockholder’s equity	569,301	567,446
Total Liabilities and Stockholder’s Equity	$1,365,991	$1,377,583
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(In thousands)
Operating Revenues:
Transportation	$54,743	$46,774
Storage	6,922	6,213
Other revenue	216	130
Total operating revenues	61,881	53,117

Operating Costs and Expenses:
Operations and maintenance	10,703	11,740
Administrative and general	10,260	10,188
Depreciation and amortization	9,429	9,140
Taxes, other than income taxes	4,957	4,530
Total operating costs and expenses	35,349	35,598
Operating Income	26,532	17,519

Other (Income) Deductions:
Interest expense	8,076	7,686
Interest income	(8)	(11)
Miscellaneous other income	(111)	(93)
Total other deductions	7,957	7,582
Income Before Income Taxes	18,575	9,937
Provision for Income Taxes	7,285	3,918
Net Income (a)	$11,290	$6,019

(a) Net income equals comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$11,290	$6,019
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	9,429	9,140
Deferred income taxes	7,044	4,208
Provision for rate and regulatory matters	4,845	—
Amortization of debt premium and expense	(136)	(167)
Receivables	12,601	4,034
Inventories	(797)	(253)
Other current assets	1,462	1,343
Payables and accrued liabilities	(10,159)	(2,896)
Other, including changes in noncurrent assets and liabilities	1,587	2,636
Net cash provided by operating activities	37,166	24,064
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(13,831)	(11,446)
Proceeds from sales and salvage values, net of costs of removal	(697)	(1,834)
Net cash used in investing activities	(14,528)	(13,280)
FINANCING ACTIVITIES:
Common dividends/return of capital	(9,435)	(9,434)
Issuance of debt - Revolving credit agreement	10,000	—
Payment of debt - Revolving credit agreement	(25,000)	(20,000)
Debt issuance costs	(9)	(615)
Capital lease payments	(140)	(130)
Net cash used in financing activities	(24,584)	(30,179)

Net change in cash and cash equivalents	(1,946)	(19,395)

Cash and cash equivalents at beginning of period	18,388	37,467

Cash and cash equivalents at end of period	$16,442	$18,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$9,030	$8,680
Income tax, net	(2,285)	319
Noncash Investing Transaction:
Additions to capital expenditures included in Payables: Other	5,104	2,637

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Southern Star
Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of MSIP-SSCC Holdings, LLC, or Holdings, which is owned by Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP.
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
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At March 31, 2014, Central had transportation customer contracts with approximately 127 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 531 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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
2. Basis of Presentation
On August 23, 2012, GE Energy Financial Services, Inc., or GE, entered into an agreement to sell to MSIP its interests in the Company, or the Sale. The Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration, including the estimated fair value of MSIP's original 40% economic interest, has been “pushed down” and allocated to the assets and liabilities of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and SEC regulations. The interim consolidated financial statements are unaudited, with the exception of the accompanying Consolidated Balance Sheets as of December 31, 2013 which is derived from the audited financial statements for the 2013 fiscal year.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. These consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014.
3. Acquisition
The Sale was consummated on September 24, 2012. As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, many of Central’s historical assets and liabilities approximate their respective estimated fair values at the date of the change in control. Based on the allocation of the total consideration, the Company recorded approximately $471.0 million of Goodwill in the Consolidated Balance Sheet.
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
Revenue Recognition
Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted. At March 31, 2014, Central had estimated reserves for revenues subject to refund pending settlement of its RP13-941 rate proceeding of $9.2 million, excluding interest, which will be refunded to customers within 60 days of final approval by the FERC. The reserve is included in Provision for rate and regulatory matters on the Consolidated Balance Sheet. If the actual refunds differ from the estimated refund liability, revenues would be impacted by the difference between estimated and actual refunds.
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
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Net Income. Any penalties would be recognized as part of

Miscellaneous expense on the accompanying Consolidated Statements of Net Income. As of March 31, 2014 and 2013, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.
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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at March 31, 2014 was $0.1 million and $1.5 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at December 31, 2013 was $0.4 million and $1.7 million, respectively.
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
The carrying amounts of the Company's long-term debt on the Consolidated Balance Sheets and their estimated fair values are set forth below. These estimated fair market values of the Company’s 6.75% Registered Notes, 6.75% Unregistered Notes, and 6.0% Notes were calculated by discounting the Notes' cash flows by their respective yield rates as determined by recent market activity. The fair value measurement of these Notes is classified as Level 2.

	March 31, 2014		December 31, 2013
	(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,834	$243,539	$229,815	$255,113
6.75% Registered Senior Notes due 2016	202,240	201,056	202,510	201,169
6.75% Unregistered Senior Notes due 2016	50,560	50,264	50,628	50,292

5. Financing
At March 31, 2014 and December 31, 2013, long-term debt consisted of the following (expressed in thousands):

	March 31, 2014	December 31, 2013
6.0% Senior Notes due 2016	$230,000	$230,000
6.75% Registered Senior Notes due 2016	200,000	200,000
6.75% Unregistered Senior Notes due 2016	50,000	50,000
Long-term portion of capitalized lease obligation	3,800	3,950
Unamortized debt premium	2,800	3,137
Unamortized debt discount	(166)	(185)
Total long-term debt	$486,434	$486,902
6.75% Registered Senior Notes
At March 31, 2014, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Senior Notes
At March 31, 2014, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. Southern Star has the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At March 31, 2014, the Company had $85.0 million outstanding under the revolving credit facility with stated interest rates of 2.16%. There were no outstanding letters of credit issued under the Credit Agreement as of March 31, 2014.
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
Central’s 6.0% Senior Notes
At March 31, 2014, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A., or Trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. Approximately $7.1 million of assets are included in Property, plant and equipment as a capital lease and are being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.

On April 11, 2014, Central provided a notice to the Authority and the Trustee of its intent to redeem all of the outstanding Series 2004A and Series 2004B bonds. The bonds are expected to be redeemed on June 1, 2014 for approximately $4.1 million.
Other
As of March 31, 2014, the Company was in compliance with the covenants of all outstanding debt instruments.
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
General Rate Issues
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, subject to a 30-day period allowing a request for rehearing. If no request for rehearing is filed, the FERC order will become final and non-appealable at the end of the 30-day period for filing a request for rehearing, which is May 23, 2014. The settlement rates will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing, and will require Central to make refunds to its customers for revenues collected in excess of settlement rates. At March 31, 2014, the Company had estimated reserves for revenues collected in excess of expected settlement rates of approximately $9.2 million, excluding interest, which will be refunded to customers within 60 days of final approval by the FERC. The reserve is included in Provision for rate and regulatory matters on the Consolidated Balance Sheets.

Environmental and Safety Matters

Environmental
Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils, and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling, and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.2 million at March 31, 2014 and $1.0 million at December 31, 2013, representing the current estimate of future environmental testing and cleanup costs, most of which is expected to be incurred over the next three to four years. However, timing is highly dependent upon State and Federal negotiations.
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
7. Income Taxes
The Company’s effective tax rate for the three-months ended March 31, 2014 was 39.2% compared to 39.4% for the same period ended March 31, 2013.  The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.
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
As of March 31, 2014, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2004 and forward, in some cases due to net operating losses carried forward.
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
The terms of the RP08-350 rate settlement allowed Central to recover, in its rates, $9.5 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $9.5 million annual funding requirement could only be reduced by amounts funded in excess of recoveries in prior years. As of December 31, 2013, Central’s funding was equivalent to its RP08-350 recoveries.
The terms of the RP13-941 rate settlement, which received final approval by the FERC on April 23, 2014 and is subject to a 30-day period allowing a request for rehearing, will allow Central to recover, in its rates, approximately $7.8 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $7.8 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years.

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

Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending March 31, 2015. In addition, no plan assets are expected to be returned to the Company during the 12 months ending March 31, 2015.
Components of the Company's net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Pension Plans		PBOP Plan
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Components of net periodic benefit expense:
Service cost	$1,399	$1,742	$147	$169
Interest cost	634	637	626	623
Expected return on plan assets	(649)	(719)	(684)	(574)
Recognized actuarial gain	(175)	—	(434)	—
Regulatory recovery (accrual) of costs	583	715	345	(218)
Net periodic benefit expense	$1,792	$2,375	$—	$—
The Company did not make any contributions to these plans for the three-month periods ended March 31, 2014 and 2013. The Company anticipates funding $7.8 million to the pension and PBOP plans during the remainder of 2014.
10. Related Party Transactions
Southern Star has an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the three-month periods ended March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “Southern Star” refer to Southern Star Central Corp. and references to “we,” “us,” “our,” and “the Company,” refer to Southern Star Central Corp. and to its wholly-owned subsidiary, Southern Star Central Gas Pipeline, Inc., or Central.
This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Forward-Looking Statements” and elsewhere in this document.
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

•	our ability to manage costs;

•	the ability of our customers to pay for our services;

•	environmental liabilities that are not covered by an indemnity or insurance;

•	our ability to expand into new markets as well as our ability to maintain existing markets;

•	our ability to obtain governmental and regulatory approval of various expansion projects as well as our ability to maintain and comply with such approvals;

•	the cost and effects of legal and administrative proceedings;

•	the effect of accounting interpretations and changes in accounting policies;

•	restrictive covenants contained in various debt instruments applicable to us and our subsidiaries which may restrict our ability to pursue our business strategies;

•	strikes or work stoppages by Central's employees;

•	changes in general economic, market or business conditions; and

•	economic repercussions from terrorist activities and the government’s response to such terrorist activities.
Other factors and assumptions not identified above, including without limitation, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014, may also impact these forward-looking statements. The failure of those other assumptions to be realized, as well as other factors, which may or may not occur, may also cause actual results to differ materially from those projected. Except as required by law, we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.
General
Southern Star
Southern Star Central Corp., or Southern Star, is a wholly-owned subsidiary of MSIP-SSCC Holdings, LLC, or Holdings, which is owned by Morgan Stanley Infrastructure Partners and certain other affiliated investment funds managed by Morgan Stanley Infrastructure, Inc., or MSIP.
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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 15 years. Total average remaining contract life on a volume-weighted basis at March 31, 2014 was approximately four years.
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, subject to a 30-day period allowing a request for rehearing. If no request for rehearing is filed, the FERC order will become final and non-appealable at the end of the 30-day period for filing a request for rehearing, which is May 23, 2014. The settlement will require Central to make refunds to its customers for revenues collected in excess of settlement rates.

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
On February 1, 2013, Central was selected by Black Hills subsidiary, Cheyenne Light Fuel & Power, as the gas transportation provider for the Cheyenne Prairie power generation project in Cheyenne, WY. The project consists of a five-mile lateral line and delivery meter station in Laramie County, WY. This expansion is supported by a seven-year, seven-month firm transportation contract for 10,000 Dekatherms, or Dth/day and is expected to be effective October 1, 2014. The expansion is expected to generate revenues of $0.8 million annually.
On May 14, 2013, Central concluded an open season for the "Blackwell to Shidler Expansion Project" to reserve capacity for the Oklahoma Municipal Power Authority. The project is supported by a 10-year transportation agreement for approximately 6,000 Dth/day and is expected to be effective January 1, 2015. The expansion is expected to generate revenues of $0.5 million annually.

Central continues progress toward completion of the "Straight Blackwell Expansion Project" to expand capacity on its Straight-Blackwell system. Work has been completed on two new or modified receipt points and one new delivery point. To complete the expansion requires the installation of pressure regulators and a pipeline operating pressure increase by hydrostatic testing. The project is supported by five-year and ten-year firm transportation agreements for approximately 225,000 Dth/day and is expected to be effective October 1, 2014. The project is expected to generate revenues of $6.8 million annually.

Additional gas supply opportunities for shippers on the Central system were added in March 2014. Central completed an upgrade to its Superior Perkins location to increase the design to 15,000 Dth/day. Upgrades to two additional points and two new points are expected to add an incremental 205,000 Dth/day of supplies for the system.

The costs we incur for many of our gas supply opportunities are reimbursed by the operator of the gas supply point.
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

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to our Critical Accounting Policies as included in our 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014.

Results of Operations
Results of operations for all periods presented include the operations of Central, our only operating subsidiary. The following discussion of the changes in our results of operations includes only material line items from the accompanying Consolidated Statements of Operations or line items with a material change.
Comparison of the Three Months Ended March 31, 2014 and 2013
Operating revenues were $61.9 million and $53.1 million for the three-month periods ended March 31, 2014 and 2013, respectively, an $8.8 million, or 16.5%, increase. The increase is primarily due to the RP13-941 rate settlement.
Operations and maintenance expenses were $10.7 million and $11.7 million for the three-month periods ended March 31, 2014 and 2013, respectively, a $1.0 million, or 8.8%, decrease. The decrease is primarily due to lower expenses in the first quarter of 2014 for integrity management, lube oil and contractual services, offset partially by higher labor expenses.
Administrative and general expenses were $10.3 million and $10.2 million for the three-month periods ended March 31, 2014 and 2013, respectively, a $0.1 million, or 0.7%, increase. The increase is primarily due to higher expenses in the first quarter of 2014 for labor and property and liability insurance, offset partially by lower expenses for retirement plan contributions.
Depreciation and amortization expenses were $9.4 million and $9.1 million for the three-month periods ended March 31, 2014 and 2013, respectively, a $0.3 million, or 3.2%, increase. The increase is primarily due to asset additions to the 2014 depreciable base for transmission mains, software development and general plant.
Taxes other than income taxes increased $0.4 million, or 9.4%, to $5.0 million for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013. The increase is primarily due to higher ad-valorem taxes as a result of higher property, plant and equipment being placed into service during 2013 and higher payroll taxes during 2014.
Interest expense was $8.1 million and $7.7 million for the three-month periods ended March 31, 2014 and 2013, respectively, a $0.4 million, or 5.1%, increase. The increase is a result of higher interest and amortization expense associated with the Company's line of credit and interest on customer refunds as a result of the RP13-941 rate settlement.
The provision for income taxes was $7.3 million and $3.9 million for the three-month periods ended March 31, 2014 and 2013, respectively, a $3.4 million, or 85.9%, increase. The increase is commensurate with higher 2014 pre-tax income.
Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand, cash flows from operating activities and by drawing on our credit facility, as discussed below.
Net cash provided by operating activities for the three-month periods ended March 31, 2014 and 2013 was $37.2 million and $24.1 million, respectively. Net cash from operating activities was higher in 2014 primarily due to higher 2014 operating income, excluding depreciation, resulting from higher rates billed pursuant to Central's general rate case under FERC Docket No. RP13-941. The increase was partially offset by a 2013 insurance settlement and higher cash receipts for reimbursable projects. General rate issues are further discussed in Note 6 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the three-month periods ended March 31, 2014 and 2013 was $14.5 million and $13.3 million, respectively. Cash used in investing activities was higher in 2014 primarily due to higher capital expenditures for expansion projects, partially offset by lower expenditures for maintenance projects.
Net cash used in financing activities for the three-month periods ended March 31, 2014 and 2013 was $24.6 million and $30.2 million, respectively. The change is primarily due to payments, net of draws, on the credit facility being $5.0 million higher in 2013 than in 2014.
 6.75% Registered Senior Notes
At March 31, 2014, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933 as amended, or 6.75% Registered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee pursuant to the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in our Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes mature on March 1, 2016. The 6.75% Registered Notes are Southern Star's senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
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
6.75% Unregistered Senior Notes
At March 31, 2014, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in our Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale will be amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes will mature on March 1, 2016. The 6.75% Unregistered Notes are senior unsecured obligations and rank equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and are effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any. All covenants, restrictions, and other terms and conditions are identical to those for the 6.75% Registered Notes described above. We have the right to redeem all or part of the 6.75% Unregistered Notes at premiums defined in the indenture.
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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company will pay a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At March 31, 2014, the Company had $85.0 million outstanding under the revolving credit facility with stated interest rates of 2.16%. There were no outstanding letters of credit issued under the Credit Agreement as of March 31, 2014.
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
Central’s 6.0% Senior Notes
At March 31, 2014, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 6.75% Notes.
The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
Central has a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central is the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N.A. or Trustee. Ownership of the facility will transfer to Central for a nominal fee upon expiration of the lease in 2024. The overall effective interest rate on the obligation is 6.29%. Principal and interest are paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
On April 11, 2014, Central provided a notice to the Authority and the Trustee of its intent to redeem all of the outstanding Series 2004A and Series 2004B bonds. The bonds are expected to be redeemed on June 1, 2014 for approximately $4.1 million.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, subject to a 30-day period allowing a request for rehearing. If no request for rehearing is filed, the FERC order will become final and non-appealable at the end of the 30-day period for filing a request for rehearing, which is May 23, 2014. The settlement rates will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing, and will require Central to make refunds to its customers for revenues collected in excess of settlement rates.

At March 31, 2014, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our Credit Agreement, for which the interest rate is periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. At March 31, 2014, the weighted-average interest rate of our long-term debt was 6.15%. Our $200.0 million (6.75% Registered Senior Notes), $230.0 million (6.0% Senior Notes) and $50.0 million (6.75% Unregistered Senior Notes) long-term debt issues mature in 2016. The $4.1 million balance of our capital lease obligation matures serially through 2024 and carries a fixed effective interest rate of 6.29%. However, the capital lease obligation is expected to be satisfied on June 1, 2014 for approximately $4.1 million. Our long-term debt at March 31, 2014 had a carrying value of $482.6 million. At March 31, 2014, the fair value of our 6.75% Registered Notes, the 6.75% Unregistered Notes, and the 6.0% Notes was approximately $201.1 million, $50.3 million, and $243.5 million, respectively. These fair market values were calculated by discounting the Notes’ cash flows by their respective yield rates as determined by recent market activity. At March 31, 2014, we had $85.0 million outstanding under our Credit Agreement at a weighted-average interest rate of 2.16%, for which the rate is reset periodically. There were no outstanding letters of credit issued under the Credit Agreement as of March 31, 2014.

Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of March 31, 2014, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
See our 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014, or 2013 Annual Report, which includes a detailed discussion of our risk factors under “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes to this information. The following risk factors are updated from the comparably titled risk factors included in our 2013 Annual Report. All capitalized terms used in the following risk factors and not otherwise defined herein shall have the respective meanings assigned to such terms in our 2013 Annual Report.
Changes in our regulatory environment and events in the energy markets are beyond our control and may significantly affect our costs and access to capital markets.
Our rates and operations are subject to regulation by federal regulators as well as the actions of the federal and state legislatures and, in some respects, state and local regulators. Additionally, because of the volatility of natural gas prices, the bankruptcy filings by certain energy companies and investigations by governmental authorities into energy trading activities, many energy and utility businesses have generally been under increased scrutiny by the public, state and federal regulators, the capital markets, government anti-trust agencies and the rating agencies. Furthermore, the nature and degree of regulation of natural gas companies has changed significantly during the past 30 years, and any further additional changes in regulations or new interpretation of existing regulations may result in increased costs or impede our ability to access capital markets.
We are subject to numerous environmental laws and regulations that may increase our cost of operations, or expose us to liabilities, some of which may not be recoverable through rates.
Laws and regulations relating to environmental protection can result in increased capital expenditures required for compliance, operating costs and other expenditures. These laws and regulations generally require us to observe operational limitations, control pollution and avoid hazardous substance releases. In addition, many of our facilities and operations must obtain permits for construction or operation, including reviews of environmental impact by federal and state agencies. Such environmental laws impose restrictions on the generation, handling, treatment, storage, disposal and transportation of certain materials and wastes.
These requirements of environmental laws and regulations are complex, can impose penalties for inadvertent and unintentional violations, and may expose us to claims and litigation that cannot be predicted or avoided. We cannot predict the initiation, outcome or effect of any action or litigation that may arise from applicable environmental regulations or from normal operations, accidental releases or violations.
Existing environmental laws and regulations may be revised and new laws and regulations may be adopted or become applicable to us. Similarly, the terms of permits issued for construction or operation may change over time. New or revised laws, regulations and permits may result in increased and unexpected compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position or results of operations. Regulations and permit requirements under the Clean Air Act are constantly changing and becoming more restrictive, which could impose material capital costs, and operational changes, upon our facilities and business.
Regulation under the federal Clean Air Act is driven partly by the locations of facilities that are subject to regulation under the Clean Air Act. Those that are located in areas that fail to meet federal ambient air quality standards (known as “non-attainment areas”) are subject to more restrictive and sometimes retroactive air regulatory requirements. All of Central’s compressor stations are located in areas currently designated as being in attainment of the NAAQS, so we do not project any mandatory emission reductions at this time based on non-attainment requirements. However, EPA reviews and revisits attainment designations periodically based on ambient monitoring data and may redesignate areas as not being in attainment. At least one of our facilities is located in an area under consideration for such reclassification. Such changes in regulatory status can result in material new requirements, including retrofit requirements. It is not possible to predict with certainty whether any areas where our compressor stations are located could become non-attainment areas in the future.
We have an active program to identify and clean up contamination at our facilities. In general, the known contamination is limited to soils within the property boundaries of the sites. Our facilities are known to be contaminated by polychlorinated biphenyls, or PCBs, natural gas liquids and mercury, to varying degrees. Most known contamination is contained, capped or otherwise not required to be removed or remediated. As of December 31, 2013, we were aware of mercury contamination that requires characterization at approximately nine of our meter sites, covering three states with remediation anticipated at all nine sites. While the annual cleanup costs associated with such matters in recent years has normally not exceeded $1.0 million in operating costs, cleanup requirements are subject to governmental agency discretion and changing circumstances, making actual cleanup costs difficult to predict. We have an accrued liability of approximately $1.0 million as of December 31, 2013, representing our estimate of future cleanup costs, most of which is expected to be expended within two to four years.
Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Accordingly, in addition to being liable for environmental costs relating to properties we currently own, we may be liable for costs of cleaning up contamination caused by releases of hazardous substances at properties that we do not own or operate or have not owned or operated, or at properties to which hazardous substances originating from our business were transported. We have one such pending matter that we do not believe is material, but may be subject to additional or future claims that are presently unknown to us.
Furthermore, in connection with improvements and modifications to our facilities and operations, we sometimes require governmental permits and approvals that are time consuming and uncertain. We may not be able to obtain all environmental regulatory approvals in the future that are necessary for our business and may not be able to obtain them at the time required to execute business plans. If there is a delay in obtaining any required environmental regulatory approval, including for future expansion projects, or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be temporarily limited or subjected to additional costs, which could have a material adverse effect on our business, financial position and results of operations.
Some environmental costs may be recovered through rates as an ordinary cost of conducting business and complying with laws. Most environmental costs are not recoverable from third parties, either through indemnities or insurance. Some environmental costs, such as those incurred to clean up past releases of hazardous substances, may be excluded from rate or other recovery. Therefore, some of our environmental costs may adversely affect our financial position and ability to make payments of principal or interest on our securities or other forms of indebtedness.
Climate change legislation or regulation could result in increased operating and capital costs for us.
Greenhouse gas emissions have been associated with warming of the Earth’s atmosphere and climate change. As a result, EPA and some state agencies have taken steps to require reporting and regulation of greenhouse gas emissions. New major stationary sources are required to obtain construction permits that include greenhouse gas emission limits, but our facilities were constructed before such limits went into effect and are not subject to greenhouse gas limits applicable to new major sources. Existing facilities are, however, required to report greenhouse gas emissions. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. Both are emitted by our operations, including from our compressor stations, and are reported by Central as required. Greenhouse gas regulation is subject to change, and the requirements relating to such regulation could affect our operations, as well as those of our customers, making the production, use, transport and combustion of natural gas more expensive. Passage of climate control legislation or new regulations issued by EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases could result in changes to the consumption and demand for natural gas and carbon dioxide produced from our source fields and could have adverse effects on our business, financial position, results of operations and prospects.
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
A major factor in the price and supply of natural gas is the availability of gas trapped in shale and other rock formations that may be extracted by high-pressure fracturing and directional drilling, or “fracking”. This practice is relatively new and is being scrutinized carefully for environmental and other impacts, such as subsidence or increasing earthquake risk. Environmental groups are actively seeking to oppose projects that utilize fracking, and are seeking increased regulation.

Curtailment of or significant regulating of fracking could adversely affect price and supply of natural gas, and therefore affect our business and financial position.
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
The U.S. Department of Transportation, or DOT, through the Pipeline and Hazardous Materials Safety Administration, regulates all aspects of the design, construction, operation and maintenance of our pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against the Company. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines within areas of high consequence. Determination of such high consequence areas, for natural gas transmission pipelines, is primarily based on population. In response to these regulations, we have developed a pipeline integrity program to conduct pipeline integrity tests on a risk-prioritized basis. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected capital and operating expenditures, not included in our current budgets, in order to conduct remedial activities on our pipeline to ensure our continued safe and reliable operation.
While such programs reduce the risk of pipeline failures, accidents and explosions, they do not eliminate such risks. Recent pipeline incidents in the U.S. have heightened regulatory and public concerns about pipeline safety requirements. As a result, a number of proposed rules and possible federal legislative actions have been introduced which could impose restrictions on Central’s operations or require more stringent testing to ensure pipeline integrity. Adherence to such final regulations could increase our costs of compliance with pipeline integrity and safety regulations, which could have an adverse effect on our business, financial position and results of operations. As with other regulatory areas, the relevant legislation and regulations are subject to change and new interpretations, any of which could impose new requirements upon our business, and result in increased capital or operating costs.
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

SOUTHERN STAR CENTRAL CORP.

May 9, 2014	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

May 9, 2014	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	—Certificate of Jerry L. Morris, Chief Executive Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certificate of Susanne W. Harris, Chief Financial Officer of Southern Star Central Corp., pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 9, 2014
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 9, 2014
Susanne W. Harris

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	May 9, 2014
Jerry L. Morris

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	May 9, 2014
Susanne W. Harris
A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.