Form 10-Q
period 2014-06-30
SOUTHERN STAR CENTRAL CORP
filed 2014-08-08
CIK 1260349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Yes  ☐    No ☒

As of August 8, 2014, registrant had 100 shares of common stock outstanding.

2014 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
SOUTHERN STAR CENTRAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data
SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$101,485	$18,388
Receivables:
Trade	19,796	27,049
Income taxes	937	7,394
Transportation, exchange and fuel gas	10,172	5,947
Other	12,105	2,659
Inventories	11,357	10,679
Deferred income taxes	1,668	1,847
Costs recoverable from customers	350	750
Prepaid expenses	3,097	5,274
Other	644	608
Total current assets	161,611	80,595

Property, Plant and Equipment, at cost:
Natural gas transmission plant	769,787	755,984
Other natural gas plant	56,760	44,666
	826,547	800,650
Less – Accumulated depreciation and amortization	(50,176)	(33,835)
Property, plant and equipment, net	776,371	766,815

Other Assets:
Goodwill	470,962	470,962
Costs recoverable from customers	53,372	54,048
Postretirement benefits other than pensions	3,991	2,921
Other deferred and noncurrent assets	11,428	2,242
Total other assets	539,753	530,173
Total Assets	$1,477,735	$1,377,583

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Payables:
Trade	$9,242	$13,564
Transportation, exchange and fuel gas	2,783	5,862
Income taxes	608	4,385
Revolving credit agreement	—	100,000
Other	7,637	6,124
Accrued taxes, other than income taxes	8,570	7,561
Accrued interest	3,567	7,035
Accrued payroll and employee benefits	8,110	10,650
Provision for rate and regulatory matters	—	4,446
Costs refundable to customers	9,138	88
Capitalized lease obligation due in one year	—	280
Current portion of long-term debt	64,873	—
Other accrued liabilities	3,674	6,636
Total current liabilities	118,202	166,631

Long-Term Debt:
Capitalized lease obligation	—	3,950
Other long-term debt	779,853	482,952
Total long-term debt	779,853	486,902

Other Liabilities and Deferred Credits:
Deferred income taxes	112,854	101,356
Postretirement benefits other than pensions	24,400	24,019
Asset retirement obligations	1,558	1,731
Costs refundable to customers	4,910	3,793
Environmental remediation	835	222
Accrued pension	26,574	24,444
Other	1,140	1,039
Total other liabilities and deferred credits	172,271	156,604

Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized and issued,
100 shares outstanding at June 30, 2014 and December 31, 2013	—	—
Premium on capital stock and other paid-in capital	399,866	559,921
Retained earnings	7,543	7,525
Total stockholder’s equity	407,409	567,446
Total Liabilities and Stockholder’s Equity	$1,477,735	$1,377,583
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	(In thousands)
Operating Revenues:
Transportation	$51,579	$44,976
Storage	7,510	5,655
Other revenue	255	214
Total operating revenues	59,344	50,845

Operating Costs and Expenses:
Operations and maintenance	15,235	14,739
Administrative and general	9,687	9,662
Depreciation and amortization	9,579	9,033
Taxes, other than income taxes	4,797	4,666
Total operating costs and expenses	39,298	38,100
Operating Income	20,046	12,745

Other (Income) Deductions:
Interest expense	8,832	7,693
Interest income	(9)	(9)
Gain on reacquired debt	(936)	—
Miscellaneous other income	(190)	(190)
Total other deductions	7,697	7,494
Income Before Income Taxes	12,349	5,251
Provision for Income Taxes	4,806	2,045
Net Income (a)	$7,543	$3,206

(a) Net income equals comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(UNAUDITED)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
	(In thousands)
Operating Revenues:
Transportation	$106,322	$91,750
Storage	14,432	11,868
Other revenue	471	344
Total operating revenues	121,225	103,962

Operating Costs and Expenses:
Operations and maintenance	25,938	26,479
Administrative and general	19,947	19,850
Depreciation and amortization	19,008	18,173
Taxes, other than income taxes	9,754	9,196
Total operating costs and expenses	74,647	73,698
Operating Income	46,578	30,264

Other (Income) Deductions:
Interest expense	16,908	15,379
Interest income	(17)	(20)
Gain on reacquired debt	(936)	—
Miscellaneous other income	(301)	(283)
Total other deductions	15,654	15,076
Income Before Income Taxes	30,924	15,188
Provision for Income Taxes	12,091	5,963
Net Income (a)	$18,833	$9,225

(a) Net income equals comprehensive income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOUTHERN STAR CENTRAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$18,833	$9,225
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	19,008	18,173
Deferred income taxes	11,677	6,002
Provision for rate and regulatory matters	(4,446)	—
Gain on reacquired debt	(936)	—
Amortization of debt premium and expense	(19)	(286)
Receivables	4,181	2,292
Inventories	(678)	(718)
Other current assets	2,141	2,556
Payables and accrued liabilities	(11,869)	(4,322)
Other, including changes in noncurrent assets and liabilities	3,514	4,668
Net cash provided by operating activities	41,406	37,590
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of allowance for funds used during construction	(28,437)	(28,833)
Proceeds from sales and salvage values, net of costs of removal	(1,257)	(1,813)
Net cash used in investing activities	(29,694)	(30,646)
FINANCING ACTIVITIES:
Proceeds from debt issuance	550,000	—
Retirement of long-term debt	(185,758)	—
Debt issuance costs	(9,757)	(637)
Common dividends/return of capital	(178,870)	(18,869)
Issuance of debt - Revolving credit agreement	45,000	15,000
Payment of debt - Revolving credit agreement	(145,000)	(20,000)
Capital lease payments	(4,230)	(130)
Net cash provided by (used in) financing activities	71,385	(24,636)

Net change in cash and cash equivalents	83,097	(17,692)

Cash and cash equivalents at beginning of period	18,388	37,467

Cash and cash equivalents at end of period	$101,485	$19,775

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$20,397	$15,550
Income tax, net	(2,266)	1,674
Noncash Investing Transaction:
Additions to capital expenditures included in Payables: Other	4,588	3,738

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
Central’s principal service is the delivery of natural gas to local natural gas distribution companies in the major metropolitan areas it serves. At June 30, 2014, Central had transportation customer contracts with approximately 136 shippers. Transportation shippers include natural gas distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators and natural gas marketers and producers. Central transports natural gas to approximately 532 delivery points, including distribution companies and municipalities, power plants, interstate and intrastate pipelines, and large and small industrial and commercial customers.
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and SEC regulations. The interim consolidated financial statements are unaudited, with the exception of the accompanying Consolidated Balance Sheet as of December 31, 2013 which is derived from the audited financial statements for the 2013 fiscal year.  Although the interim statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. These consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014.
3. Acquisition
The Sale was consummated on September 24, 2012. As Central’s rates are regulated by the FERC, and the FERC does not allow recovery in rates of amounts in excess of original cost, many of Central’s historical assets and liabilities approximate their respective estimated fair values at the date of the change in control. Based on the allocation of the total consideration, the Company recorded approximately $471.0 million of Goodwill in the Consolidated Balance Sheets.
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
Revenue Recognition
Revenues for sales of products are recognized in the period of delivery and revenues from services are recognized in the period the service is provided based on contractual terms and related volumes. The FERC regulatory processes and procedures govern the tariff and rates that Central is permitted to charge to customers for its services. Key determinants in the ratemaking process are (1) contracted capacity assumptions, (2) costs of providing service, including depreciation expense, and (3) allowed rate of return, including the equity component of a pipeline’s capital structure and related income taxes. Accordingly, at any given time, some of the collected revenues may be subject to possible refunds required by final order of the FERC. Central records estimates of rate refund liabilities based on its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted. As a result of Central's recent settlement with the FERC on its current rates, on May 29, 2014, Central issued refund checks for revenues collected in excess of settlement rates in the amount of $9.3 million, including interest.
Goodwill
In connection with the Sale, Southern Star recorded $471.0 million of goodwill, representing the excess of the total purchase consideration over the estimated fair value of the assets acquired and liabilities assumed. Goodwill is tested annually for impairment on October 1, or more frequently if management determines that a triggering event may have occurred that would more likely than not reduce the estimated fair value of the Company below its carrying value. Goodwill impairment charges are not subject to rate recovery. No events have occurred during 2014 that would more likely than not reduce the estimated fair value of the Company below its carrying value.
Income Taxes
Deferred taxes are recorded under the liability method. Deferred taxes are provided on temporary differences between the book and tax basis of the assets and liabilities pursuant to the Income Taxes Topic 740 of the ASC, or ASC 740.
In accordance with ASC 740, the Company records interest related to uncertain tax positions as a part of Interest expense on the accompanying Consolidated Statements of Net Income. Any penalties would be recognized as part of Miscellaneous expense on the accompanying Consolidated Statements of Net Income. As of June 30, 2014 and 2013, the Company did not have a liability for tax penalties or interest related to uncertain tax positions.

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
Asset Retirement Obligations
In accordance with the Asset Retirement and Environmental Obligations Topic 410 of the ASC, Central recorded an asset retirement obligation, or ARO, for the remediation of asbestos existing on its system. The asbestos existing on Central’s system is primarily in building materials and pipe coatings used prior to the Clean Air Act of 1973. The Clean Air Act of 1973 established the National Emission Standards for Hazardous Air Pollutants, or NESHAPs, that regulate the use of asbestos. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at June 30, 2014 was $0.1 million and $1.6 million, respectively. The amount of the regulatory asset and the related ARO liability on the accompanying Consolidated Balance Sheets at December 31, 2013 was $0.4 million and $1.7 million, respectively.
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
The carrying amounts of the Company's current and long-term portions of its long-term debt on the Consolidated Balance Sheets and their estimated fair values are set forth below. The estimated fair market values of the Company’s 5.125% Senior Notes and Central's 6.0% Notes were calculated by discounting the Notes' cash flows by their respective yield rates as determined by recent market activity. The carrying value of Central's Term Loan approximates fair market value due to the variable interest rate associated with the Term Loan. The fair value measurements of the 5.125% Senior Notes, as well as Central's 6.0% Notes and Term Loan, are classified as Level 2. The estimated fair market value of the Company’s 6.75% Registered and Unregistered Notes equal the undiscounted amount of principle and interest to be paid upon redemption on July 16, 2014.

	June 30, 2014		December 31, 2013
	(In Thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.0% Senior Notes due 2016	$229,853	$246,301	$229,815	$255,113
6.75% Registered Senior Notes due 2016	53,937	54,764	202,510	201,169
6.75% Unregistered Senior Notes due 2016	10,936	11,104	50,628	50,292
5.125% Senior Notes due 2022	450,000	457,852	—	—
Term Loan due 2016	100,000	100,000	—	—

5. Financing
At June 30, 2014 and December 31, 2013, long-term debt consisted of the following (expressed in thousands):

	June 30, 2014	December 31, 2013
Long-term debt:
6.75% Registered Senior Notes due 2016	$53,412	$200,000
6.75% Unregistered Senior Notes due 2016	10,830	50,000
5.125% Senior Notes due 2022	450,000	—
Term Loan due 2016	100,000	—
6.0% Senior Notes due 2016	230,000	230,000
Long-term portion of capitalized lease obligation	—	3,950
Unamortized debt premium	631	3,137
Unamortized debt discount	(147)	(185)
Total long-term debt	844,726	486,902
Less current portion of long-term debt	64,873	—
Total long-term debt, non-current	$779,853	$486,902
6.75% Registered Senior Notes
Prior to June 16, 2014, Southern Star had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933, as amended, or 6.75% Registered Notes. Interest on the 6.75% Registered Notes was payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale was being amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes were Southern Star's senior unsecured obligations and ranked equal in right of payment to all of its existing and future unsecured indebtedness and were effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
On June 2, 2014, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 6.75% Registered Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 6.75% Registered Notes to eliminate substantially all of the covenants and certain events of default. As of June 13, 2014, Southern Star had received valid tenders and consents from holders of $146.6 million in aggregate principal amount of its 6.75% Registered Notes, which represented 73.3% of the outstanding aggregate principal amount of the 6.75% Registered Notes. On June 16, 2014, these offers were accepted for payment and a Gain on reacquired debt totaling $0.7 million was recorded. At June 30, 2014, Southern Star had a remaining principal balance of $53.4 million for the 6.75% Registered Notes reflected on the accompanying Consolidated Balance Sheets.
On July 16, 2014 Southern Star completed the redemption of the remaining 6.75% Registered Notes by paying approximately $54.8 million, including principle and interest. The remaining 6.75% Registered Notes had a carrying value of $53.9 million. An additional gain of $0.5 million was recognized as a result of the redemption of the remaining 6.75% Registered Notes.
6.75% Unregistered Senior Notes
Prior to June 16, 2014, Southern Star had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Interest on the 6.75% Unregistered Notes was payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale was being amortized over the remaining period of the 6.75% Unregistered

Notes utilizing the effective interest method. The 6.75% Unregistered Notes were senior unsecured obligations and ranked equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and were effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
On June 2, 2014, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 6.75% Unregistered Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 6.75% Unregistered Notes to eliminate substantially all of the covenants and certain events of default. As of June 13, 2014, Southern Star had received valid tenders and consents from holders of $39.2 million in aggregate principal amount of its 6.75% Unregistered Notes, which represented 78.3% of the outstanding aggregate principal amount of the 6.75% Unregistered Notes. On June 16, 2014, these offers were accepted for payment and a Gain on reacquired debt totaling $0.2 million was recorded. At June 30, 2014, Southern Star had a remaining principal balance of $10.8 million for the 6.75% Unregistered Notes reflected on the accompanying Consolidated Balance Sheets.
On July 16, 2014 Southern Star completed the redemption of the remaining 6.75% Unregistered Notes by paying approximately $11.1 million, including principle and interest. The remaining 6.75% Unregistered Notes had a carrying value of $10.8 million. An additional gain of $0.1 million was recognized as a result of the redemption of the remaining 6.75% Unregistered Notes.
5.125% Senior Notes

On June 16, 2014, Southern Star completed a private offering, pursuant to Rule 144A of the Securities Act, of $450.0 million aggregate principal amount of 5.125% Senior Notes due 2022, or 5.125% Notes, the proceeds of which, along with the proceeds obtained through Central's term loan (discussed below), were used to retire the 6.75% Registered and Unregistered Notes, including related expenses, to pay the issuance costs of the new offering, to issue a $160.0 million dividend, to pay the outstanding balance of the Company's revolving credit agreement, and for general corporate purposes. In connection with the offering, Southern Star entered into an indenture, or 5.125% Notes Indenture, dated June 16, 2014 by and between Southern Star and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2015. The 5.125% Notes will mature on July 15, 2022. The 5.125% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its future senior unsecured debt and senior in right of payment to all of its future subordinated debt, and are effectively subordinated to any of its existing and future secured indebtedness, including indebtedness under its amended and restated revolving credit facility, to the extent of the value of the assets securing such indebtedness.
The 5.125% Notes are subject to certain covenants that restrict, among other things, Southern Star and its subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates. Southern Star has the right to redeem all or part of the 5.125% Notes at premiums defined in the 5.125% Notes Indenture.

Credit Agreement

On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125.0 million. On June 16, 2014 the Credit Agreement was again amended and the total aggregate commitment was decreased to $50.0 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At June 30, 2014, the Company had no amounts outstanding under the revolving credit facility. There were no outstanding letters of credit issued under the Credit Agreement as of June 30, 2014.
In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among the Company, Central and the Administrative Agent, the Company pledged as collateral its equity interests in Central and certain future acquired subsidiaries.

The Credit Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with a leverage ratio and a minimum fixed charge coverage ratio with respect to the Company and a capitalization ratio with respect to Central. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated.
Term Loan
On June 16, 2014, Central entered into an unsecured $100.0 million term loan, or Term Loan, among several banks and other financial institutions or entities from time to time party thereto as lenders and Royal Bank of Canada, as administrative agent, pursuant to which the lenders agreed to make a term loan to Central. The Term Loan will mature on June 1, 2016.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at Central’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which loans are made plus an applicable margin. The applicable margin for the term loan is, in the case of borrowings bearing interest in accordance with clause (a) above, 0.75% and in the case of borrowings bearing interest in accordance with clause (b) above, 1.75%. Interest is paid at various times throughout the year depending on the option Central elects, but in intervals no longer than three months. The interest rate as of June 30, 2014 was 4.0%.

The Term Loan includes negative covenants that, subject to significant exceptions, limit the ability of Central and its restricted subsidiaries to, among other things (i) incur liens, (ii) engage in mergers, consolidations, liquidations and dissolutions and (iii) enter into transactions with affiliates. The covenants require Central to comply on a quarterly basis with a capitalization ratio and a minimum fixed charge coverage ratio. The Term Loan contains events of default that are customary for a facility of this nature. If an event of default occurs under the Term Loan, the maturity of the amounts outstanding thereunder may be accelerated.

Central’s 6.0% Senior Notes
At June 30, 2014, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 5.125% and 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central was the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A., or Trustee. Approximately $7.1 million of assets are included in Property, plant and equipment as a capital lease and were being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation was 6.29%. Principal and interest were paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
On June 2, 2014, Central prepaid all of the outstanding Series 2004A and Series 2004B bonds for approximately $4.2 million, which included interest and fees. Central is currently working with the Authority and the Trustee to terminate the lease and transfer ownership of the headquarters building to Central, the completion of which is anticipated by the end of the third quarter.
Other
As of June 30, 2014, the Company was in compliance with the covenants of all outstanding debt instruments.
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
General Rate Issues
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, which became final on May 23, 2014. The settlement rates will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing. Central issued refund checks for revenues collected in excess of settlement rates in the amount of $9.3 million, including interest, on May 29, 2014. The final report of refunds was filed with the FERC on June 19, 2014.

Environmental and Safety Matters

Environmental
Central has identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils, and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency, or EPA, and state agencies to develop screening, sampling, and cleanup programs. In addition, negotiations with certain environmental agencies concerning investigative and remedial actions relative to potential mercury contamination at certain natural gas metering sites have commenced. Central had accrued an undiscounted liability of approximately $1.2 million at June 30, 2014 and $1.0 million at December 31, 2013, representing the current estimate of future environmental testing and cleanup costs, most of which is expected to be incurred over the next three to four years. However, timing is highly dependent upon State and Federal negotiations.
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
7. Income Taxes
The Company’s effective tax rate for the six-months ended June 30, 2014 was 39.1% compared to 39.3% for the same period ended June 30, 2013.  The effective tax rate in excess of the federal statutory rate of 35.0% is primarily due to the impact of state income taxes.
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
As of June 30, 2014, the Company remained subject to examination by Federal and State jurisdictions for the tax years beginning in 2010 and forward for Federal and 2004 and forward for State, in some cases due to net operating losses carried forward.
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
The terms of the RP13-941 rate settlement, which received final approval by the FERC on April 23, 2014 and became final on May 23, 2014, allows Central to recover, in its rates, approximately $7.8 million annually for pension benefits and postretirement benefits other than pensions. Central must fund the amounts recovered into irrevocable trusts established solely for the provision of the aforementioned benefits in a manner that permits Central to maximize the tax deductibility of the deposits and adhere to minimum and maximum funding requirements. Central’s $7.8 million annual funding requirement may only be reduced by amounts funded in excess of recoveries in prior years.

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

Pursuant to ASC 715, no portion of the related liabilities are classified as current because plan assets exceed the value of benefit obligations expected to be paid within the 12 months ending June 30, 2015. In addition, no plan assets are expected to be returned to the Company during the 12 months ending June 30, 2015.
Components of the Company's net periodic pension expense for the indicated plans are as follows (expressed in thousands):

	Pension Plans		PBOP Plan
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Components of net periodic benefit expense:
Service cost	$2,798	$3,483	$293	$338
Interest cost	1,268	1,275	1,253	1,245
Expected return on plan assets	(1,298)	(1,438)	(1,368)	(1,148)
Recognized actuarial gain	(350)	—	(867)	—
Regulatory recovery of costs	1,311	421	689	574
Net periodic benefit expense	$3,729	$3,741	$—	$1,009
The Company made contributions to these plans totaling $0.3 million and $0.7 million for the six-month periods ended June 30, 2014 and 2013, respectively, and anticipates funding an additional $8.1 million to the pension and PBOP plans during the remainder of 2014.
10. Related Party Transactions
Southern Star has an Administrative Services Agreement with MSIP Southern Star L.L.C., an affiliate of MSIP, to provide certain administrative services to Southern Star and Holdings. Pursuant to the terms of this agreement, the parties are not paid a fee for their services; however, they are entitled to be reimbursed for reasonable expenses incurred in providing such services. No significant expenses were incurred during the six-month periods ended June 30, 2014 and 2013.
11. New Accounting Guidance Pending Adoption
On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 will supersede the revenue recognition requirements in the Revenue Recognition Topic 605 of the ASC and most industry-specific guidance, and creates the Revenue from Contracts with Customers Topic 606 of the ASC. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  Management is currently evaluating the effect that the provisions of this ASU will have on the Company’s consolidated financial statements.

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
Central is an interstate natural gas pipeline engaged in the transportation and storage of natural gas. As such, Central’s rates, facilities and services are regulated by the Federal Energy Regulatory Commission, or the FERC. Central’s services are provided under both short-term and long-term contracts, subject to a FERC-accepted tariff which governs substantially all terms and conditions of service. The substantial majority of Central’s business is conducted under long-term contracts ranging from one to 15 years. Total average remaining contract life on a volume-weighted basis at June 30, 2014 was approximately four years.
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, which became final on May 23, 2014. The settlement required Central to make refunds to its customers for revenues collected in excess of settlement rates, which were issued on May 29, 2014 in the amount of $9.3 million, including interest.

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
Pipeline and storage integrity regulations and changes in environmental laws and regulations may increase our operating costs and/or capital expenditures as required for testing, permitting, monitoring or installation of new equipment and other compliance with new regulations. Central remains on schedule to meet all compliance regulations and expects that operating costs associated with such regulations will continue to be recovered in the rates it charges for its services.
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
On April 9, 2014, Central announced a binding open season for the “2014 System Expansion” to provide opportunities for shippers to add incremental transportation on its system. Central is currently in the process of evaluating bids received during that open season. Additionally, on June 25, 2014 Central announced a non-binding open season for the “Sooner Trails” project to transport gas to the Bennington, OK area for interconnects with downstream pipelines. The two open seasons have the potential to add incremental transportation revenue for Central.
On May 14, 2013, Central concluded an open season for the "Blackwell to Shidler Expansion Project" to reserve capacity for the Oklahoma Municipal Power Authority. The project is supported by a 10-year transportation agreement for approximately 6,000 Dth/day and is expected to be effective January 1, 2015. The expansion is expected to generate revenues of $0.5 million annually.

Central continues progress toward completion of the "Straight Blackwell Expansion Project" to expand capacity on its Straight-Blackwell system. Work has been completed on two new or modified receipt points and one new delivery point. Completion of the expansion requires the installation of pressure regulators and hydrostatic testing to allow for a pipeline operating pressure increase. The project is supported by five-year and ten-year firm transportation agreements for approximately 225,000 Dth/day and is expected to be effective October 1, 2014. The project is expected to generate revenues of $6.8 million annually.

Additional gas supply opportunities for shippers on the Central system were added in March and April 2014. Central completed an upgrade to its Superior Perkins location to increase the design to 15,000 Dth/day, completed an upgrade to its Superior Bellmon location to increase the design to 90,000 Dth/day, and completed a new interconnect with Tallgrass Interstate Gas Transmission for an additional 25,000 Dth/day. Upgrades to additional and new points are expected to add an incremental 95,000 Dth/day of supplies for the system.

The costs we incur for many of our gas supply opportunities are reimbursed by the operator of the gas supply point.

Basis of Presentation and Sale Accounting
As discussed in Note 1 of the accompanying Notes to the Consolidated Financial Statements, the Sale resulted in a change in control and a new basis of accounting for Southern Star, as required by the Business Combinations Topic 805 of the Accounting Standards Codification, or the ASC. The total consideration, including the estimated fair value of MSIP's original 40% economic interest, has been “pushed down” and allocated to the assets and liabilities of the Company.

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
Comparison of the Three Months Ended June 30, 2014 and 2013
Operating revenues were $59.3 million and $50.8 million for the three-month periods ended June 30, 2014 and 2013, respectively, an $8.5 million, or 16.7%, increase. The increase is primarily due to the RP13-941 rate settlement.
Operations and maintenance expenses were $15.2 million and $14.7 million for the three-month periods ended June 30, 2014 and 2013, respectively, a $0.5 million, or 3.4%, increase. The increase is primarily due to higher expenses in the second quarter of 2014 for engine overhauls, supplies, labor and right-of-way clearing, offset partially by lower expenses for integrity management.
Depreciation and amortization expenses were $9.6 million and $9.0 million for the three-month periods ended June 30, 2014 and 2013, respectively, a $0.6 million, or 6.0%, increase. The increase is primarily due to asset additions to the 2014 depreciable base for transmission mains, software development and storage lines.
Taxes other than income taxes were $4.8 million and $4.7 million for the three-month periods ended June 30, 2014 and 2013, respectively, a $0.1 million, or 2.8% increase. The increase is primarily due to higher miscellaneous taxes during 2014.
Interest expense was $8.8 million and $7.7 million for the three-month periods ended June 30, 2014 and 2013, respectively, a $1.1 million, or 14.8%, increase. The increase is a result of higher interest and amortization expense associated with the Company's revolving credit agreement, and the issuance of $450.0 million of 5.125% Senior Notes. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.
Gain on reacquired debt was $0.9 million for the three-month period ended June 30, 2014, a $0.9 million increase from the three-month period ended June 30, 2013. The increase is a result of the gain recognized from the extinguishment of the Company's 6.75% Senior Notes in June 2014.
The provision for income taxes was $4.8 million and $2.0 million for the three-month periods ended June 30, 2014 and 2013, respectively, a $2.8 million increase. The increase is commensurate with higher 2014 pre-tax income.
Comparison of the Six Months Ended June 30, 2014 and 2013
Operating revenues were $121.2 million and $104.0 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $17.2 million, or 16.6% increase. The increase is primarily due to the RP13-941 rate settlement.
Operations and maintenance expenses were $25.9 million and $26.5 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $0.6 million, or 2.0% decrease. The decrease is primarily due to lower expenses in 2014 for integrity management, offset partially by higher labor and engine overhauls.

Depreciation and amortization expenses were $19.0 million and $18.2 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $0.8 million, or 4.6%, increase. The increase is primarily due to asset additions to the 2014 depreciable base for transmission mains, software development and storage lines.
Taxes other than income taxes were $9.8 million and $9.2 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $0.6 million, or a 6.1% increase. The increase is primarily due to higher ad-valorem taxes as a result of higher property, plant and equipment being placed in service during 2013 and higher payroll and miscellaneous taxes during 2014.
Interest expense was $16.9 million and $15.4 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $1.5 million, or 9.9%, increase. The increase is a result of higher interest and amortization expense associated with the Company's revolving credit agreement, and the issuance of $450.0 million of 5.125% Senior Notes. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our long-term debt.
Gain on reacquired debt was $0.9 million for the six-month period ended June 30, 2014, a $0.9 million increase from the six-month period ended June 30, 2013. The increase is a result of the gain recognized from the extinguishment of the Company's 6.75% Senior Notes in June 2014.
The provision for income taxes was $12.1 million and $6.0 million for the six-month periods ended June 30, 2014 and 2013, respectively, a $6.1 million, or 102.8%, increase. The increase is commensurate with higher 2014 pre-tax income.
Liquidity and Capital Resources
We expect to fund our capital and other liquidity requirements with cash on hand and from cash flows from operating activities, as discussed below.

Net cash provided by operating activities for the six-month periods ended June 30, 2014 and 2013 was $41.4 million and $37.6 million, respectively. Net cash from operating activities was higher in 2014 primarily due to higher 2014 operating income, excluding depreciation, resulting from higher rates billed pursuant to Central's general rate case under FERC Docket No. RP13-941. The increase was partially offset by payment of rate refunds and a 2013 insurance settlement. General rate issues are further discussed in Note 6 of the accompanying Notes to the Consolidated Financial Statements.
Net cash used in investing activities for the six-month periods ended June 30, 2014 and 2013 was $29.7 million and $30.6 million, respectively. Cash used in investing activities was lower in 2014 primarily due to lower expenditures for maintenance capital, partially offset by higher capital expenditures for expansion projects.
Net cash provided by financing activities for the six-month period ended June 30, 2014 was $71.4 million compared to net cash used of $24.6 million for the six-month period ended June 30, 2013. The change is primarily due to the net cash provided by the issuance of Central's $100.0 million Term Loan and the Company's issuance of $450.0 million of 5.125% Senior Notes in June 2014, partially offset by the redemptions of the 6.75% Senior Notes, repayments of amounts due under the Revolving Credit Agreement and Capital Lease as well as higher dividend payments in 2014.
 6.75% Registered Senior Notes
Prior to June 16, 2014, we had outstanding $200.0 million of 6.75% Notes registered under the Securities Act of 1933, as amended, or 6.75% Registered Notes. Interest on the 6.75% Registered Notes was payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Registered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Registered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale was being amortized over the remaining period of the 6.75% Registered Notes utilizing the effective interest method. The 6.75% Registered Notes were Southern Star's senior unsecured obligations and ranked equal in right of payment to all of its existing and future unsecured indebtedness and were effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
On June 2, 2014, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 6.75% Registered Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 6.75% Registered Notes to eliminate substantially all of the covenants and certain events of default. As of June 13, 2014, Southern Star had received valid tenders and consents from holders of $146.6 million in aggregate principal amount of its 6.75% Registered Notes, which represented 73.3% of the outstanding aggregate principal amount of the 6.75% Registered

Notes. On June 16, 2014, these offers were accepted for payment and a Gain on reacquired debt totaling $0.7 million was recorded. At June 30, 2014, Southern Star had a remaining principal balance of $53.4 million for the 6.75% Registered Notes reflected on the accompanying Consolidated Balance Sheets.
On July 16, 2014 Southern Star completed the redemption of the remaining 6.75% Registered Notes by paying approximately $54.8 million, including principle and interest. The remaining 6.75% Registered Notes had a carrying value of $53.9 million. An additional gain of $0.5 million was recognized as a result of the redemption of the remaining 6.75% Registered Notes.
6.75% Unregistered Senior Notes
Prior to June 16, 2014, we had outstanding $50.0 million aggregate principal amount of 6.75% Senior Notes due 2016, or 6.75% Unregistered Notes. Interest on the 6.75% Unregistered Notes was payable semi-annually on March 1 and September 1. Prior to the Sale, the related issuance costs were being amortized over the life of the 6.75% Unregistered Notes utilizing the straight line method which approximated the effective interest method. As of September 24, 2012, there were no issuance costs related to the 6.75% Unregistered Notes included in the Consolidated Balance Sheets as such costs were not recognized as part of the purchase price allocation. However, the premium established as a result of recognizing the debt acquired at fair value in conjunction with the Sale was being amortized over the remaining period of the 6.75% Unregistered Notes utilizing the effective interest method. The 6.75% Unregistered Notes were senior unsecured obligations and ranked equal in rights of payment to all of Southern Star's existing and future unsecured indebtedness and were effectively junior to any secured indebtedness of Southern Star to the extent of the value of the assets securing such indebtedness, if any.
On June 2, 2014, Southern Star launched a tender offer pursuant to which it offered to purchase all of its outstanding 6.75% Unregistered Notes. As part of this tender offer, Southern Star solicited consents to amend the indenture governing the 6.75% Unregistered Notes to eliminate substantially all of the covenants and certain events of default. As of June 13, 2014, Southern Star had received valid tenders and consents from holders of $39.2 million in aggregate principal amount of its 6.75% Unregistered Notes, which represented 78.3% of the outstanding aggregate principal amount of the 6.75% Unregistered Notes. On June 16, 2014, these offers were accepted for payment and a Gain on reacquired debt totaling $0.2 million was recorded. At June 30, 2014, Southern Star had a remaining principal balance of $10.8 million for the 6.75% Unregistered Notes reflected on the accompanying Consolidated Balance Sheets.
On July 16, 2014 Southern Star completed the redemption of the remaining 6.75% Unregistered Notes by paying approximately $11.1 million, including principle and interest. The remaining 6.75% Unregistered Notes had a carrying value of $10.8 million. An additional gain of $0.1 million was recognized as a result of the redemption of the remaining 6.75% Unregistered Notes.
5.125% Senior Notes

On June 16, 2014, we completed a private offering, pursuant to Rule 144A of the Securities Act, of $450.0 million aggregate principal amount of 5.125% Senior Notes due 2022, or 5.125% Notes, the proceeds of which, along with the proceeds obtained through Central's term loan (discussed below), were used to retire the 6.75% Registered and Unregistered Notes, including related expenses, to pay the issuance costs of the new offering, to issue a $160.0 million dividend, to pay the outstanding balance of the Company's revolving credit agreement, and for general corporate purposes. In connection with the offering, Southern Star entered into an indenture, or 5.125% Notes Indenture, dated June 16, 2014 by and between Southern Star and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2015. The 5.125% Notes will mature on July 15, 2022. The 5.125% Notes are Southern Star’s senior unsecured obligations and rank equal in right of payment to all of its future senior unsecured debt and senior in right of payment to all of its future subordinated debt, and are effectively subordinated to any of its existing and future secured indebtedness, including indebtedness under its amended and restated revolving credit facility, to the extent of the value of the assets securing such indebtedness.
The 5.125% Notes are subject to certain covenants that restrict, among other things, Southern Star and its subsidiaries’ ability to make investments, incur additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, create liens, incur dividend or other payment restrictions affecting subsidiaries, merge or consolidate with other entities and enter into transactions with affiliates. Southern Star has the right to redeem all or part of the 5.125% Notes at premiums defined in the 5.125% Notes Indenture.

Credit Agreement

On July 3, 2012, the Company entered into a $65.0 million four-year revolving credit agreement, or Credit Agreement, among several banks and other financial institutions or entities from time to time party to the Credit Agreement, or the Lenders, and Royal Bank of Canada, as Administrative Agent, pursuant to which the Lenders agreed to make revolving credit loans to the Company. Effective March 22, 2013, the Credit Agreement was amended and the total aggregate commitment was extended to $125.0 million. On June 16, 2014 the Credit Agreement was again amended and the total aggregate commitment was decreased to $50.0 million. Under the Credit Agreement, letters of credit may be issued by the Administrative Agent or by one or more of the other Lenders in an aggregate amount not to exceed $10.0 million.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made plus an applicable margin. The applicable margin for each revolving loan will be adjusted in relation to the Company’s then current unsecured debt ratings. Additionally, the Company pays a commitment fee for the average daily unused amount of the facility, payable quarterly in arrears, and certain fees with respect to letters of credit issued under the Credit Agreement. At June 30, 2014, the Company had no amounts outstanding under the revolving credit facility. There were no outstanding letters of credit issued under the Credit Agreement as of June 30, 2014.
In connection with the Credit Agreement, and pursuant to a pledge agreement dated as of July 3, 2012, among the Company, Central and the Administrative Agent, the Company pledged as collateral its equity interests in Central and certain future acquired subsidiaries.
The Credit Agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its Restricted Subsidiaries to, among other things, (i) incur debt, (ii) engage in new lines of business, (iii) incur liens, (iv) engage in mergers, consolidations, liquidations and dissolutions, (v) dispose of substantially all of the assets of the Company and its subsidiaries, (vi) make investments, loans, advances, guarantees and acquisitions, (vii) make certain restricted payments and (viii) enter into transactions with affiliates. The covenants require the Company to comply on a quarterly basis with a leverage ratio and a minimum fixed charge coverage ratio with respect to the Company and a capitalization ratio with respect to Central. The Credit Agreement contains events of defaults that are customary for a facility of this nature. If an event of default occurs, the commitments of the Lenders to lend under the facility may be terminated and the maturity of the amounts outstanding may be accelerated.
Term Loan
On June 16, 2014, Central entered into an unsecured $100.0 million term loan, or Term Loan, among several banks and other financial institutions or entities from time to time party thereto as lenders and Royal Bank of Canada, as administrative agent, pursuant to which the lenders agreed to make a term loan to Central. The Term Loan will mature on June 1, 2016.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at Central’s option, either (a) an alternate base rate or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which loans are made plus an applicable margin. The applicable margin for the term loan is, in the case of borrowings bearing interest in accordance with clause (a) above, 0.75% and in the case of borrowings bearing interest in accordance with clause (b) above, 1.75%. Interest is paid at various times throughout the year depending on the option Central elects, but in intervals no longer than three months. The interest rate as of June 30, 2014 was 4.0%.

The Term Loan includes negative covenants that, subject to significant exceptions, limit the ability of Central and its restricted subsidiaries to, among other things (i) incur liens, (ii) engage in mergers, consolidations, liquidations and dissolutions and (iii) enter into transactions with affiliates. The covenants require Central to comply on a quarterly basis with a capitalization ratio and a minimum fixed charge coverage ratio. The Term Loan contains events of default that are customary for a facility of this nature. If an event of default occurs under the Term Loan, the maturity of the amounts outstanding thereunder may be accelerated.

Central’s 6.0% Senior Notes
At June 30, 2014, Central had outstanding $230.0 million aggregate principal amount of 6.0% Senior Notes due 2016, or 6.0% Notes. The Bank of New York Mellon Trust Company, N.A. serves as trustee under the related indenture. Interest is payable semi-annually on June 1 and December 1. The related issuance costs are being amortized over the life of the 6.0% Notes utilizing the straight line method. The 6.0% Notes mature on June 1, 2016 and have an overall effective interest rate of 6.17%. The 6.0% Notes are Central’s senior unsecured obligations and rank equal in right of payment to all of its existing and future unsecured indebtedness and are effectively junior to the secured indebtedness of Central to the extent of the value of the assets securing such indebtedness, if any. The 6.0% Notes are structurally senior to the 5.125% and 6.75% Notes.

The 6.0% Notes are subject to certain covenants that restrict, among other things, Central’s ability to create liens, enter into sale and leaseback transactions or merge or consolidate with other entities. Central has the option to call the 6.0% Notes at any time at a make-whole premium as defined in the indenture.
Capital Lease
In 2004, Central entered into a 20-year capital lease with the Owensboro-Daviess County Industrial Development Authority, or the Authority, for use of a headquarters building in Owensboro, Kentucky. Central was the borrower under a $9.0 million loan agreement dated as of January 1, 2004 between Central and the Authority pursuant to which the Authority financed the cost of Central’s office facility in Daviess County, Kentucky. In connection with this financing, the Authority issued Series 2004A and 2004B bonds under an indenture dated as of January 1, 2004 between the Authority and U.S. Bank, N. A., or Trustee. Approximately $7.1 million of assets are included in Property, plant and equipment as a capital lease and were being amortized over the same life as similar assets. Amortization of the assets is included in Depreciation and amortization in the accompanying unaudited Consolidated Financial Statements. The overall effective interest rate on the obligation was 6.29%. Principal and interest were paid semi-annually. Central had the option to prepay all 2004A bonds on or after January 1, 2014 and all 2004B bonds on or after February 1, 2014.
On June 2, 2014, Central prepaid all of the outstanding Series 2004A and Series 2004B bonds for approximately $4.2 million, which included interest and fees. Central is currently working with the Authority and the Trustee to terminate the lease and transfer ownership of the headquarters building to Central, the completion of which is anticipated by the end of the third quarter.
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
On May 31, 2013, Central filed a general rate case under FERC Docket No. RP13-941, to be effective December 1, 2013. The FERC issued a suspension order dated July 5, 2013 accepting and suspending the proposed tariff records to be effective December 1, 2013, subject to refund and conditions, and the outcome of a hearing. On November 26, 2013, Central submitted a filing that reflected suspended rates, which Central requested be moved into effect on December 1, 2013, subject to refund of revenues collected in excess of settlement rates, consistent with the FERC's orders in this proceeding. The motion rates reflect adjustments required by the FERC's orders and regulations. Pursuant to the principles of settlement reached with active parties in the case, Central filed, and the FERC approved, an interim rate reduction to be effective February 1, 2014. Such interim rates were the settlement rates. Central filed a Stipulation and Agreement on March 7, 2014 that the Administrative Law Judge certified to the FERC on March 26, 2014. On April 23, 2014 the FERC issued an Order approving the proposed settlement, which became final on May 23, 2014. The settlement rates will increase Central’s revenues approximately $28.0 million above revenues for the 12 months ended February 28, 2013, the base period covered in its filing. Central issued refund checks for revenues collected in excess of settlement rates in the amount of $9.3 million, including interest, on May 29, 2014. The final report of refunds was filed with the FERC on June 19, 2014.

At June 30, 2014, we were in compliance with the covenants of all outstanding debt instruments. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our debt instruments.

Other
Contractual Obligations and Commitments
We have estimated capital expenditures of $66.0 million in 2014. We expect to fund 2014 capital expenditures with cash on hand and from cash flows from operating activities.
Central expects to contribute approximately $8.4 million to its Retirement and Post Retirement Medical Benefit Plans in 2014. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for further discussion of our employee benefit plans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
With the exception of our Credit Agreement and Term Loan, for which the interest rates are periodically reset, our debt has been issued at fixed rates. For fixed rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. However, a 100 basis point change in interest rates would result in a $1 million corresponding change in annual interest expense for our variable rate long-term debt. At June 30, 2014, the weighted-average interest rate of our fixed and variable long-term debt was 5.67% and 4.00% respectively.

Our $230.0 million (6.0% Senior Notes) and $100.0 million (Term Loan) long-term debt issues mature in 2016, while our $450.0 million (5.125% Senior Notes) long-term debt issue matures in 2022. Our long-term debt at June 30, 2014, excluding the current portion of our long-term debt, had a carrying value of $779.9 million, while the fair value of our 5.125% Senior Notes, and Central's 6.0% Notes and Term Loan, were approximately $457.9 million, $246.3 million, and $100.0 million, respectively. The estimated fair market values of the Company’s 5.125% Senior Notes and Central's 6.0% Notes were calculated by discounting the Notes' cash flows by their respective yield rates as determined by recent market activity. The carrying value of Central's Term Loan approximates fair market value due to the variable interest rate associated with the Term Loan. At June 30, 2014, the Company had no amounts outstanding, nor any outstanding letters of credit issued, under the revolving credit facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures – As of June 30, 2014, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have an active program to identify and clean up contamination at our facilities. In general, the known contamination is limited to soils within the property boundaries of the sites. Our facilities are known to be contaminated by polychlorinated biphenyls, or PCBs, natural gas liquids and mercury, to varying degrees. Most known contamination is contained, capped or otherwise not required to be removed or remediated. As of December 31, 2013, we were aware of mercury contamination that requires characterization at approximately nine of our meter sites, covering three states with remediation anticipated at all nine sites. While the annual cleanup costs associated with such matters in recent years has normally not exceeded $1.0 million in operating costs, cleanup requirements are subject to governmental agency discretion and changing circumstances, making actual cleanup costs difficult to predict. We have an accrued liability of approximately

$1.0 million as of December 31, 2013, representing our estimate of future cleanup costs, most of which is expected to be expended within three to four years.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.9[1]	Indenture, dated as of June 16, 2014, between Southern Star Central Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.
10.11[1]
Third Amendment, dated as of June 16, 2014, by and among the Company, Royal Bank of Canada, as a lender and issuing lender, Bank of America, N.A., as a lender, and Royal Bank of Canada, as administrative agent.

10.12[1]
Credit Agreement, dated as of June 16, 2014, by and among Central, the several banks and other financial institutions or entities from time to time party thereto and Royal Bank of Canada, as administrative agent.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
_________________________

(1)	Incorporated by reference from Southern Star Central Corp.'s Report on Form 8-K filed with the SEC on June 18, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STAR CENTRAL CORP.

August 8, 2014	By:	/s/ JERRY L. MORRIS
Jerry L. Morris President and Chief Executive Officer

August 8, 2014	By:	/s/ SUSANNE W. HARRIS
Susanne W. Harris Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

4.9[1]	Indenture, dated as of June 16, 2014, between Southern Star Central Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.
10.11[1]
Third Amendment, dated as of June 16, 2014, by and among the Company, Royal Bank of Canada, as a lender and issuing lender, Bank of America, N.A., as a lender, and Royal Bank of Canada, as administrative agent.

10.12[1]
Credit Agreement, dated as of June 16, 2014, by and among Central, the several banks and other financial institutions or entities from time to time party thereto and Royal Bank of Canada, as administrative agent.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
_________________________

(1)	Incorporated by reference from Southern Star Central Corp.'s Report on Form 8-K filed with the SEC on June 18, 2014.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 8, 2014
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	Signature	Title	Date

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 8, 2014
Susanne W. Harris

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Quarterly Report on Form 10-Q of Southern Star Central Corp. (the Company), a Delaware corporation, for the quarter ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), each of the undersigned, Jerry L. Morris, Chief Executive Officer of the Company, and Susanne W. Harris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his/her knowledge, that:

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

	Signature	Title	Date

By:	/s/ JERRY L. MORRIS	Chief Executive Officer	August 8, 2014
Jerry L. Morris

By:	/s/ SUSANNE W. HARRIS	Chief Financial Officer	August 8, 2014
Susanne W. Harris
A signed original of this written statement required by Section 906 has been provided to Southern Star Central Corp. and will be retained by Southern Star Central Corp. and furnished to the Securities and Exchange Commission or staff upon request.